Form 10-Q
period 2017-06-30
Bison Capital Acquisition Corp.
filed 2017-08-11
CIK 1697805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-38120

BISON CAPITAL ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

609-610 21st Century Tower No. 40 Liangmaqiao Road Chaoyang District, Beijing China	100016
(Address of principal executive offices)	(Zip Code)

(86) 10-8444-6968

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☑    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of August 11, 2017, 7,978,937 ordinary shares of the registrant, no par value per share, were issued and outstanding.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

BISON CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$571,347	$298,199
Prepaid expenses and other current assets	24,500
Founder subscription receivable	-	25,000
Total current assets	595,847	323,199

Cash and marketable securities held in Trust Account	61,873,534	-
Deferred offering costs	-	229,753
Total Assets	$62,469,381	$552,952

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$30,597	$142,253
Advances from related party	1,804	87,500
Promissory note - related party	-	300,000
Total Current Liabilities	32,401	529,753

Commitments and Contingencies
Ordinary shares subject to redemption, 5,604,590 and -0- shares at redemption value as of June 30, 2017 and December 31, 2016, respectively	57,436,979	-

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	-	-
Ordinary shares, no par value; unlimited shares authorized; 2,374,347 shares and 1,509,375 shares issued and outstanding (excluding 5,604,590 and -0- shares subject to redemption) as of June 30, 2017 and December 31, 2016, respectively	5,033,557	25,000
Accumulated deficit	(33,556)	(1,801)
Total Shareholders’ Equity	5,000,001	23,199
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	62,469,381	$552,952

The accompanying notes are an integral part of the unaudited condensed financial statements.

BISON CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017

Operating costs	$20,841	$20,914
Loss from operations	(20,841)	(20,914)

Other income:
Interest income	6,534	6,534
Unrealized loss on marketable securities held in Trust Account	(17,375)	(17,375)
Net loss	$(31,682)	$(31,755)

Weighted average shares outstanding, basic and diluted(1)	1,380,825	1,346,851

Basic and diluted net loss per ordinary share	$(0.02)	$(0.02)

(1)	Excludes an aggregate of up to 5,604,590 ordinary shares subject to redemption at June 30, 2017.

The accompanying notes are an integral part of the unaudited condensed financial statements.

BISON CAPITAL ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2017

(Unaudited)

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – December 31, 2016	1,509,375	$25,000	$(1,801)	$23,199

Sale of 6,037,500 Units, net of underwriters discount and offering expenses	6,037,500	58,124,811	—	58,124,811

Sale of 432,062 Private Units	432,062	4,320,625	—	4,320,625

Unit purchase option issued to underwriter	—	100	—	100

Ordinary shares subject to redemption	(5,604,590)	(57,436,979)	—	(57,436,979)

Net loss	—	—	(31,755)	(31,755)
Balance – June 30, 2017 (unaudited)	2,374,347	$5,033,557	$(33,556)	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

BISON CAPITAL ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2017

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(31,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(6,534)
Unrealized loss on marketable securities held in Trust Account	17,375
Changes in operating assets and liabilities:
Prepaid expenses	(24,500)
Accounts payable and accrued expenses	30,597
Net cash used in operating activities	(14,817)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(61,884,375)
Net cash used in investing activities	(61,884,375)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares	25,000
Proceeds from sale of Units, net of underwriting discounts paid	58,563,750
Proceeds from sale of Private Units	4,320,625
Proceeds from sale of unit purchase option	100
Advances from related parties	71,804
Repayment of advances from related parties	(157,500)
Repayment of promissory note – related party	(300,000)
Payment of offering costs	(351,439)
Net cash provided by financing activities	62,172,340

Net Change in Cash	273,148
Cash – Beginning	298,199
Cash – Ending	$571,347

Non-Cash investing and financing activities:
Offering costs charged to additional paid in capital	$402,525
Initial classification of common stock subject to possible redemption	$57,468,142
Change in value of common stock subject to possible redemption	$(31,163)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Bison Capital Acquisition Corp. (the “Company”) is a blank check company incorporated in the British Virgin Islands on October 7, 2016. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (a “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating an initial business combination, the Company intends to focus on businesses that have their primary operations located in Asia and North America in media/entertainment, consumer services and healthcare industries.

As of June 30, 2017, the Company had not yet commenced any operations. All activity through June 23, 2017 relates to the Company’s formation and its initial public offering (“Initial Public Offering”) described below.

The registration statements for the Company’s Initial Public Offering were declared effective on June 19, 2017. On June 23, 2017, the Company consummated the Initial Public Offering of 5,250,000 units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per unit, generating gross proceeds of $52,500,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 388,750 units (the “Private Units”) at a price of approximately $10.00 per Unit in a private placement to the Company’s sponsor, Bison Capital Holding Company Limited (“Bison Capital”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”) and their designees, generating gross proceeds of $3,887,500, which is described in Note 4.

Following the closing of the Initial Public Offering and the private placement on June 23, 2017, an amount of $53,812,500 ($10.25 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Units was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

On June 28, 2017, in connection with the underwriters’ exercise of their over-allotment option in full, the Company consummated the sale of an additional 787,500 Units at $10.00 per Unit, and the sale of an additional 43,312 Private Units at approximately $10.00 per Unit, generating total gross proceeds of $8,308,125. A total of $8,071,875 of the net proceeds were deposited in the Trust Account, bringing the aggregate proceeds held in the Trust Account to $61,884,375.

Transaction costs amounted to $2,250,189, consisting of $1,811,250 of underwriting fees, and $438,939 of Initial Public Offering costs. As of June 30, 2017, $571,347 of cash was held outside of the Trust Account and was available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Units (subject to the terms and conditions set forth in the certain trust agreement), although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination.

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

The Company, as a foreign private issuer, must comply with the tender offer rules in connection with its Business Combination, and unless otherwise required by Nasdaq rules or applicable laws, it does not intend to conduct a shareholder vote. It will, if it remains a foreign private issuer, provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination by means of a tender offer pursuant to its Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company is a foreign private issuer and it is required by Nasdaq rules or applicable laws to hold a shareholder vote, it will do so, but redemptions will still be effectuated pursuant to the tender offer rules described above. To the extent Nasdaq rules or applicable laws require redemption pursuant to a shareholder vote, even if a tender offer is also conducted, the Company will comply with such rules or laws. If the Company were to lose its foreign private issuer status, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination or may conduct a tender offer. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account ($10.25 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the outstanding shares voted are voted in favor of the Business Combination. Notwithstanding the foregoing, a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 20% or more of the ordinary shares sold in the Initial Public Offering without the Company’s prior written consent.

The Company’s sponsor, officers and directors (the “Initial Shareholders”) have agreed (a) to vote their Founder Shares (as defined in Note 5) in favor of a Business Combination, (b) not to propose, or vote in favor of, prior to and unrelated to an initial Business Combination, an amendment to the Company’s Memorandum and Articles of Association that would affect the substance or timing of the Company’s redemption obligation to redeem all Public Shares if the Company cannot complete an initial Business Combination within 21 months of the closing of the Initial Public Offering, unless the Company provides public shareholders an opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) and (d) that the Founder Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated.

If the Company is unable to complete a Business Combination within 21 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares (including any public units in the Initial Public Offering or any public units or shares that the Initial Shareholders or their affiliates purchased in the Initial Public Offering or later acquired in the open market or in private transactions) which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject (in each case of (ii) and (iii) above) to its obligations to provide for claims of creditors and the requirements of applicable law. In connection with the redemption of 100% of the Company’s outstanding Public Shares each holder will receive a full pro rata portion of the amount then in the Trust Account plus any pro rata interest earned on the funds held in the Trust Account (net of any taxes payable).

The Initial Shareholders have agreed to waive their redemption rights with respect to the Founder Shares and the shares underlying the Private Units (i) in connection with the consummation of a Business Combination and (ii) if the Company fails to consummate a Business Combination within the Combination Period. The Initial Shareholders have agreed to waive their redemption rights with respect to any acquired Public Shares in connection with the consummation of a Business Combination. However, if the Company’s Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to redemption rights with respect to such Public Shares if the Company fails to consummate a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be less than the $10.25 per unit.

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

Bison Capital has agreed that it will indemnify the Company to the extent necessary to ensure that the proceeds in the Trust Account are not reduced by the claims of prospective target businesses with which the Company has discussed entering into a transaction agreement, or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company, but only if such a vendor or prospective target business does not execute such a waiver. However, Bison Capital may not be able to meet such obligation as the Company has not required Bison Capital to retain any assets to provide for its indemnification obligations, nor has the Company taken any further steps to ensure that Bison Capital will be able to satisfy any indemnification obligations that arise. Moreover, Bison Capital will not be liable to the Company’s public shareholders if Bison Capital should fail to satisfy its obligations under this agreement and instead will only be liable to the Company. The Company will seek to reduce the possibility that Bison Capital will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Therefore, the distribution from the Trust Account to each holder of ordinary shares may be less than $10.25 per unit.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's final registration statement as filed with the SEC and declared effective on June 19, 2017, as well as the Company’s Form 8-K, as filed with the SEC on June 29, 2017. The interim results for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any future interim periods.

Emerging growth company

The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2017 and December 31, 2016.

Cash and Marketable Securities held in Trust Account

At June 30, 2017, the assets held in the Trust Account were held in cash and U.S Treasury Bills.

Ordinary share subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2017, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Offering costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $2,250,189 were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2017 and December 31, 2016 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes was deemed to be immaterial for the period ended June 30, 2017.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at June 30, 2017 have been excluded from the calculation of basic income per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 3,234,781 ordinary shares, (2) rights sold in the Initial Public Offering and private placement that convert into 646,957 ordinary shares, and (3) 157,500 ordinary shares, warrants to purchase 78,750 ordinary shares and rights that convert into 15,750 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the amount covered by government-provided insurance, if any, and in the event of non-performance by financial institutions may expose the Company to a loss. Any amounts held within the United States may exceed the Federal depository insurance coverage of $250,000. At June 30, 2017 and December 31, 2016, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 6,037,500 Units at a purchase price of $10.00 per unit, inclusive of 787,500 Units sold to the underwriter on June 28, 2017 upon the underwriters’ election to fully exercise their over-allotment option. Each Unit consists of one ordinary share, no par value, one right (“Public Right”) and one-half of one redeemable warrant (each whole warrant, a “Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one ordinary share upon consummation of a Business Combination (see Note 7). Each whole Public Warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per share (subject to certain adjustments) (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the consummation of the Initial Public Offering, Bison Capital and EarlyBirdCapital purchased an aggregate of 388,750 Private Units (or an aggregate purchase price of $3,887,500), of which 362,500 Private Units were purchased by Bison Capital and 26,250 Private Units were purchased by EarlyBirdCapital. In addition, on June 28, 2017, the Company consummated the sale of an additional 43,312 Placement Units at a price of approximately $10.00 per Unit, of which 39,375 Private Units were purchased by Bison Capital and 3,937 Private Units were purchased by EarlyBirdCapital, generating gross proceeds of $433,125. The proceeds from the sale of the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account.

The Private Units are identical to the Units sold in the Initial Public Offering, except that (i) Bison Capital and EarlyBirdCapital have agreed not to transfer, assign or sell any of the Private Units until after the completion of a Business Combination, subject to certain exceptions, (ii) the Private Units (including underlying securities) were purchased pursuant to an exemption from the registration requirements of the Securities Act and will become tradable only after certain conditions are met or the resale of the Private Units is registered under the Securities Act, and (iii) the warrants included in the Private Units (the “Private Warrants”), as described in Note 7, are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by Bison Capital or EarlyBirdCapital or their permitted transferees. However, the holders have agreed (a) to vote their private shares (representing the ordinary shares underlying the Private Units) and any Public Shares in favor of a Business Combination, (b) not to propose, or vote in favor of, an amendment to the Memorandum and Articles of Association, prior to and unrelated to a Business Combination, to affect the substance or timing of the Company’s obligation to redeem all Public Shares if it cannot complete a Business Combination within the Combination Period, unless the Company provides public shareholders an opportunity to redeem their Public Shares, (c) not to redeem any shares included in the Private Units (the “Private Shares”) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination or sell their shares to the Company in a tender offer in connection with a Business Combination, and (d) that the Private Shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In December 2016, the Company issued 1,437,500 ordinary shares to some of its Initial Shareholders (the “Founder Shares”) for an aggregate purchase price of $25,000. On June 19, 2017, the number of Founder Shares issued under the original subscription agreement was increased by way of the sub-division of each of the then existing Founder Shares on a 1.05 for 1 basis, resulting in the total number of Founder Shares becoming 1,509,375, with 196,875 of such shares being subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part. The Founder Shares are identical to the Public Shares sold in the Initial Public Offering, except that (1) the Founder Shares are subject to certain transfer restrictions as set forth in certain share escrow agreement, (2) the Founder Shares were purchased pursuant to an exemption from the registration requirements of the Securities Act and will become tradable only after certain conditions are met or the resale of the Founder Shares is registered under the Securities Act, in addition to in accordance with the terms of the share escrow agreement, and (3) the Initial Shareholders have agreed (i) to waive their redemption rights with respect to any shares in connection with the consummation of Business Combination and (ii) to waive their liquidation rights with respect to their Founder Shares and private shares if the Company fails to complete a Business Combination within the Combination Period.

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

The 1,509,375 Founder Shares included an aggregate of up to 196,875 shares subject to forfeiture by the Initial Shareholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the sale of the Private Units). As a result of the underwriters’ election to exercise their over-allotment option in full on June 28, 2017, 196,875 Founder Shares are no longer subject to forfeiture.

Additionally, subject to certain limited exceptions, the Initial Shareholders have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, with respect to 50% of the Founder Shares, the earlier of (i) one year after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, and with respect to the remaining 50% of the Founder Shares, upon one year after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note — Related Party

Prior to the closing of the Initial Public Offering, Bison Capital loaned the Company $300,000, a portion of which was used for the payment of costs associated with the Initial Public Offering. The loan was non-interest bearing, unsecured and due on the earlier of December 31, 2017 or the closing of the Initial Public Offering. The loan was repaid shortly after the closing of the Initial Public Offering.

Related Party Advances

Prior to the closing of the Initial Public Offering, Bison Capital advanced the Company an aggregate of $159,304 to be used for the payment of costs related to the Initial Public Offering. The advances are non-interest bearing, unsecured and due on demand. Advances in the amount of $157,500 was repaid shortly after the closing of the Initial Public Offering. As of June 30, 2017, advances outstanding amounted to $1,804.

Administrative Services Arrangement

Bison Capital entered into an agreement whereby, commencing on June 19, 2017 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company will pay Bison Capital $5,000 per month for these services. For the three and six months ended June 30, 2017, the Company incurred $5,000 in fees for these services, which is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets at June 30, 2017.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, Bison Capital or the Company’s officers and directors or their respective affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per unit (the “Working Capital Units”).

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Director Compensation

The Company will pay its independent directors an annual retainer in an aggregate amount of $38,400 (to be prorated for a partial term), payable in arrears commencing on the first anniversary of the Initial Public Offering and ending on the earlier of a Business Combination and the Company’s liquidation.

Registration Rights

Pursuant to a registration rights agreement entered into on June 19, 2017, the holders of the Founder Shares, Private Units (and underlying securities) and Working Capital Units (and underlying securities) are entitled to registration rights. The holders of a majority-in-interest of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding anything to the contrary, EarlyBirdCapital may participate in a “piggy-back” registration only during the seven year period beginning on the effective date of the registration statement. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Company granted the underwriters a 30-day option to purchase up to 787,500 additional Units to cover the over-allotment at the Initial Public Offering price, less the underwriting discounts and commissions. On June 28, 2017, the underwriters elected to exercise their over-allotment option to purchase 787,500 Units at a purchase price of $10.00 per Unit.

The underwriters were paid a cash underwriting discount of three percent (3.0%) of the gross proceeds of the Initial Public Offering, or $1,811,250.

Business Combination Marketing Agreement

On June 19, 2017, the Company entered into a Business Combination Marketing Agreement with EarlyBirdCapital wherein EarlyBirdCapital will act as an advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3% of the gross proceeds of the Company’s Initial Public Offering (exclusive of any applicable finders’ fees which might become payable). Notwithstanding the foregoing, the fee will be reduced by an amount equal to 2% of the dollar amount of purchases of the Company’s ordinary shares by investors introduced to the Company by Bison Capital or the Company’s officers, directors or their respective affiliates following announcement by the Company of a proposed the vote on such Business Combination and do not seek conversion of their shares in connection with such proposed Business Combination; provided, however, that the fee will not be reduced by more than $500,000.

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

Unit Purchase Option

The Company sold to the underwriter (and/or its designees), for $100, an option to purchase up to 157,500 units exercisable at $10.00 per unit (or an aggregate exercise price of $1,575,000) commencing on the later of the first anniversary of the effective date of the registration statement related to the Initial Public Offering and the consummation of a Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement related to the Initial Public Offering. The units issuable upon exercise of this option are identical to the Units offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The Company estimated the fair value of the unit purchase option to be approximately $528,441 (or $3.36 per Unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.77% and (3) expected life of five years. The unit purchase option and such units purchased pursuant to the unit purchase option, as well as the ordinary shares underlying such units, the rights included in such units, the ordinary shares that are issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASDAQ Conduct Rules. Additionally, the unit purchase option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners. The unit purchase option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the unit purchase option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price.

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At June 30, 2017 and December 31, 2016, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2017 and December 31, 2016, there were 2,374,347 and 1,509,375 ordinary shares issued and outstanding, respectively (excluding 5,604,590 and -0- ordinary shares subject to possible redemption).

Rights — Each holder of a right will receive one-tenth (1/10) of one ordinary share upon consummation of a Business Combination, even if a holder of such right converted all ordinary shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary shares basis and each holder of rights will be required to affirmatively covert its rights in order to receive 1/10 of a share underlying each right (without paying additional consideration). The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

The rights included in the Private Units sold in the Private Placement are identical to the rights included in the Units sold in the Initial Public Offering, except that, among others, the rights including the shares issuable upon exchange of such rights, are being purchased pursuant to an exemption from the registration requirements of the Securities Act and will become tradable only after certain conditions are met or the resale of such rights (including underlying securities) is registered under the Securities Act.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable upon the consummation of a Business Combination. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Public Warrants is not effective within 120 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except the Private Warrants are exercisable for cash (even if a registration statement covering the ordinary shares issuable upon exercise of such Private Warrants is not effective) or on a cashless basis, at the holder’s option, and are not be redeemable by the Company, in each case so long as they are still held by the Initial Shareholders or their affiliates.

The Company may call the warrants for redemption (excluding the Private Warrants, but including any outstanding warrants issued upon exercise of the unit purchase option issued to EarlyBirdCapital), in whole and not in part, at a price of $.01 per warrant:

●	at any time while the Public Warrants are exercisable,
●	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder,
●	if, and only if, the reported last sale price of the ordinary shares equals or exceeds $24.00 per share, for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to Public Warrant holders, and
●	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2017	December 31, 2016
Assets:
Cash and marketable securities held in Trust Account	1	$61,873,534	$-

9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Bison Capital Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to Bison Capital Holding Company Limited. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

Overview

We are a blank check company incorporated in the British Virgin Islands on October 7, 2016 and was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (a “Business Combination”).  We intend to effectuate our Business Combination using cash from the proceeds of our Initial Public Offering and the sale of Private Units that occurred simultaneously with the completion of our Initial Public Offering, our capital stock, debt or a combination of cash, stock and debt.

Our Sponsor

Our sponsor, Bison Capital Holding Company Limited, founded in 2013, is an alternative investment company that invests in high growth opportunities in the media/entertainment, financial services and healthcare industries. Its investment strategy focus on identifying undervalued assets, bringing strategic resources and relationships to portfolio companies and generating new growth opportunities to realize appreciation under improved growth and valuation metrics.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2017 were organizational activities and those necessary to prepare for the Initial Public Offering described below and private placement described below and the identification and evaluation of prospective candidates for a Business Combination. Since the completion of our Initial Public Offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our Business Combination. We will generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering, which we expect to be insignificant in view of the low interest rates on risk-free investments. There has been no significant change in our financial position and no material adverse change has occurred since the date of our audited financial statements included in our registration statement for the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2017, we had a net loss of $31,682 and $31,755, respectively, which consists of operating costs of $20,841 and $20,941, respectively, and an unrealized loss on marketable securities held in a trust account established for the benefit of the Company’s public stockholders (the “Trust Account”) of $17,375, offset by interest income on marketable securities held in the Trust Account of $6,534.

Liquidity and Capital Resources

On June 23, 2017, we consummated the initial public offering (the “Initial Public Offering”) of 5,250,000 units (the “Units”), at a price of $10.00 per Unit, generating gross proceeds of $52,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 388,750 private units (the “Private Units”), to our sponsor and EarlyBirdCapital, the underwriter, and/or their designees, generating gross proceeds of $3,887,500 (the “Private Placement”).

On June 28, 2017, the underwriters elected to fully exercise their over-allotment option to purchase 787,500 additional Units (the “Over-allotment Units”) at a purchase price of $10.00 per Unit, generating gross proceeds of $7,875,000. In addition, simultaneously with the sale of the Over-Allotment Units, we consummated the sale of an additional 43,312 private units (the “Over-Allotment Private Units”) at approximately $10.00 per unit, generating gross proceeds of $433,125.

A total of $61,884,375 of the net proceeds from the Initial Public Offering and the Private Placement (including the sale of the Over-Allotment Units and the Over-Allotment Private Units) were deposited in the Trust Account.  We incurred costs in the aggregate amount of $2,250,189 related to Initial Public Offering including $1,811,250 of underwriting fees and $438,939 of other costs.

As of June 30, 2017, we had $571,347 of cash held outside the Trust Account, after payments of all costs related to the Initial Public Offering and the exercise of the over-allotment option, and available for working capital purposes. In addition, as of June 30, 2017, we had $30,597 of accounts payable and accrued expenses.

As of June 30, 2017, we had cash and securities held in the Trust Account of $61,873,534 consisting of U.S Treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes or for working capital purposes. Through June 30, 2017, we did not withdraw any funds from the interest earned on the Trust Account.

For the six months ended June 30, 2017, cash used in operating activities amounted to $14,817, resulting primarily from a net loss of $31,755 and interest earned on cash and marketable securities held in the Trust Account of $6,534, offset by an unrealized loss on marketable securities held in our Trust Account of $17,375. Changes in operating assets and liabilities provided $6,097 of cash for operating activities.

We intend to use substantially all of the net proceeds of the Initial Public Offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto, including a fee payable to EarlyBirdCapital for its services in connection with our Business Combination upon the consummation of such combination in an amount equal to $3% of the proceeds of the Initial Public Offering which will be reduced by an amount equal to 2% of the dollar amount of purchases of our ordinary shares by investors introduced to us by our sponsor, officers, directors or their respective affiliates following announcement by us of a proposed initial business combination, where such investors hold the purchased ordinary shares through the vote on such business combination and do not seek conversion of their shares in connection with such proposed business combination; provided, however, that the fee will not be reduced by more than $500,000. To the extent that our capital stock is used in whole or in part as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business through August 2018. This belief is based on the fact that while we may begin preliminary due diligence of a target business in connection with an indication of interest, we intend to undertake in-depth due diligence, depending on the circumstances of the relevant prospective acquisition, only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of our initial business combination. However, if our estimate of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to use from the Trust Account is minimal as a result of the current interest rate environment, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, we could seek such additional capital through loans or additional investments from members of our management team, but such members of our management team are not under any obligation to advance funds to, or invest in, us. In the event that the Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our Business Combination into additional Private Units at a price of $10.00 per unit. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our sponsor a monthly fee of $5,000 for office space, utilities and secretarial support provided to the Company. We began incurring these fees on June 23, 2017 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and the Company’s liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2017, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)  Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus dated June 21, 2017 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus dated June 21, 2017 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On June 23, 2017, simultaneously with the closing of the Initial Public Offering, we consummated the sale of 388,750 Private Units, of which 362,500 Private Units were purchased by our sponsor and 26,250 Private Units were purchased by EarlyBirdCapital, in each case, at a price of $10.00 per Unit in a private placement, generating gross proceeds of $3,887,500.

On June 28, 2017, the Company consummated the sale of an additional 43,312 Private Units at a price of approximately $10.00 per Unit, of which 39,375 Units were purchased by the Company’s sponsor and 3,937 Units were purchased by EarlyBirdCapital, generating gross proceeds of $433,125.

In connection with the Initial Public Offering, we sold to the underwriters, for $100, an option to purchase up to 157,500 units exercisable at $10.00 per unit (or an aggregate exercise price of $1,575,000) commencing on the later of the first anniversary of the effective date of the registration statement related to the Initial Public Offering and the consummation of a Business Combination.

The above sales were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No commissions were paid in connection with such sales.

Use of Proceeds

On June 23, 2017, we consummated the Initial Public Offering of 5,250,000 units (the “Units”), at a price of $10.00 per Unit, generating gross proceeds of $52,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 388,750 Private Units, to our sponsor and EarlyBirdCapital, the underwriter, and/or their designees, generating gross proceeds of $3,887,500.

On June 28, 2017, the underwriters elected to fully exercise their over-allotment option to purchase 787,500 Over-allotment Units at a purchase price of $10.00 per Unit, generating gross proceeds of $7,875,000. In addition, simultaneously with the sale of the Over-Allotment Units, we consummated the sale of an additional 43,312 Private Units at approximately $10.00 per unit, generating gross proceeds of $433,125.

In connection with the Initial Public Offering, we sold to the underwriters, for $100, an option to purchase up to 157,500 units exercisable at $10.00 per unit (or an aggregate exercise price of $1,575,000) commencing on the later of the first anniversary of the effective date of the registration statement related to the Initial Public Offering and the consummation of a Business Combination.

A total of $61,884,375 of the net proceeds from the Initial Public Offering and the Private Placement (including the sale of the Over-Allotment Units and the Over-Allotment Placement Units) were deposited in the Trust Account.  We incurred costs in the aggregate amount of $2,250,189 related to Initial Public Offering including $1,811,250 of underwriting fees and $438,939 of other costs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bison Capital Acquisition Corp.

Date: August 11, 2017	By:	/s/ James Jiayuan Tong
James Jiayuan Tong
Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

