Form 10-Q
period 2017-09-30
Bison Capital Acquisition Corp.
filed 2017-11-14
CIK 1697805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 9, 2017, 7,978,937 ordinary shares of the registrant, no par value per share, were issued and outstanding.

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

PART I – FINANCIAL INFORMATION

BISON CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash	$248,277	$298,199
Prepaid expenses and other current assets	108,249	—
Founder subscription receivable	—	25,000
Total current assets	356,526	323,199

Cash and marketable securities held in Trust Account	62,061,052	—
Deferred offering costs	—	229,753
Total Assets	$62,417,578	$552,952

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$54,500	$142,253
Advances from related party	1,804	87,500
Promissory note - related party	—	300,000
Total Current Liabilities	56,304	529,753

Commitments and Contingencies
Ordinary shares subject to redemption, 5,580,290 and -0- shares at redemption value as of September 30, 2017 and December 31, 2016, respectively	57,361,273	—

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 2,398,647 shares and 1,509,375 shares issued and outstanding (excluding 5,580,290 and -0- shares subject to redemption) as of September 30, 2017 and December 31, 2016, respectively	5,109,263	25,000
Accumulated deficit	(109,262)	(1,801)
Total Shareholders’ Equity	5,000,001	23,199
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$62,417,578	$552,952

The accompanying notes are an integral part of the unaudited condensed financial statements.

BISON CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017

Operating costs	$263,224	$284,138
Loss from operations	(263,224)	(284,138)

Other income:
Interest income	166,394	172,928
Unrealized gain on marketable securities held in Trust Account	21,124	3,749
Net loss	$(75,706)	$(107,461)

Weighted average shares outstanding, basic and diluted (1)	2,374,347	1,693,114

Basic and diluted net loss per ordinary share(2)	$(0.10)	$(0.16)

(1)	Excludes an aggregate of up to 5,580,290 ordinary shares subject to redemption at September 30, 2017.
(2)	Net loss per ordinary share - basic and diluted excludes interest income attributable to ordinary shares subject to redemption of $173,323 and $163,303 for the three and nine months ended September 30, 2017, respectively.

The accompanying notes are an integral part of the unaudited condensed financial statements.

BISON CAPITAL ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2017

(Unaudited)

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – December 31, 2016	1,509,375	$25,000	$(1,801)	$23,199

Sale of 6,037,500 Units, net of underwriters discount and offering costs	6,037,500	58,124,811	—	58,124,811

Sale of 432,062 Private Units	432,062	4,320,625	—	4,320,625

Unit purchase option issued to underwriter	—	100	—	100

Ordinary shares subject to redemption	(5,580,290)	(57,361,273)	—	(57,361,273)

Net loss	—	—	(107,461)	(107,461)
Balance – September 30, 2017	2,398,647	$5,109,263	$(109,262)	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

BISON CAPITAL ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2017

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(107,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(172,928)
Unrealized gain on marketable securities held in Trust Account	(3,749)
Changes in operating assets and liabilities:
Prepaid expenses	(108,249)
Accounts payable and accrued expenses	54,500
Net cash used in operating activities	(337,887)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(61,884,375)
Net cash used in investing activities	(61,884,375)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares	25,000
Proceeds from sale of Units, net of underwriting discounts paid	58,563,750
Proceeds from sale of Private Units	4,320,625
Proceeds from sale of unit purchase option	100
Advances from related parties	71,804
Repayment of advances from related parties	(157,500)
Repayment of promissory note – related party	(300,000)
Payment of offering costs	(351,439)
Net cash provided by financing activities	62,172,340

Net Change in Cash	(49,922)
Cash – Beginning	298,199
Cash – Ending	$248,277

Non-Cash investing and financing activities:
Offering costs charged to additional paid in capital	$402,525
Initial classification of common stock subject to possible redemption	$57,468,142
Change in value of common stock subject to possible redemption	$(106,869)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

As of September 30, 2017, the Company had not yet commenced any operations. All activity through September 30, 2017 relates to the Company’s formation, its initial public offering (“Initial Public Offering”) described below, and the identification and evaluation of prospective candidates for a Business Combination.

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

Transaction costs amounted to $2,250,189, consisting of $1,811,250 of underwriting fees, and $438,939 of other costs. As of September 30, 2017, $248,277 of cash was held outside of the Trust Account and was available for working capital purposes.

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

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

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

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's prospectus as filed with the SEC and declared effective on June 19, 2017, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 29, 2017. The interim results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any future interim periods.

Emerging growth company

The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2017 and December 31, 2016.

Cash and Marketable Securities held in Trust Account

At September 30, 2017, the assets held in the Trust Account were held in cash and U.S Treasury Bills.

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

Ordinary share subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2017, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2017 and December 31, 2016 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The provision for income taxes was deemed to be immaterial for the period ended September 30, 2017.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at September 30, 2017, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic income per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 3,234,781 ordinary shares, (2) rights sold in the Initial Public Offering and private placement that convert into 646,957 ordinary shares, and (3) 157,500 ordinary shares, warrants to purchase 78,750 ordinary shares and rights that convert into 15,750 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods.

Reconciliation of Net Loss per Ordinary Share

The Company’s net loss is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
Net loss	$(75,706)	$(107,461)
Less: Income attributable to ordinary shares subject to redemption	(173,323)	(163,303)
Adjusted net loss	$(249,029)	$(270,764)

Weighted average shares outstanding, basic and diluted	2,374,347	1,693,114

Basic and diluted net loss per ordinary share	$(0.10)	$(0.16)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the amount covered by government-provided insurance, if any, and in the event of non-performance by financial institutions may expose the Company to a loss. Any amounts held within the United States may exceed the Federal depository insurance coverage of $250,000. At September 30, 2017 and December 31, 2016, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the consummation of the Initial Public Offering, Bison Capital and EarlyBirdCapital purchased an aggregate of 388,750 Private Units (or an aggregate purchase price of $3,887,500), of which 362,500 Private Units were purchased by Bison Capital and 26,250 Private Units were purchased by EarlyBirdCapital. In addition, on June 28, 2017, due to the exercise of the over-allotment option by the underwriter, the Company consummated the sale of an additional 43,312 Placement Units at a price of approximately $10.00 per Unit, of which 39,375 Private Units were purchased by Bison Capital and 3,937 Private Units were purchased by EarlyBirdCapital, generating gross proceeds of $433,125. The proceeds from the sale of the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account.

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

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

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

Related Party Advances

Prior to the closing of the Initial Public Offering, Bison Capital advanced the Company an aggregate of $159,304 to be used for the payment of costs related to the Initial Public Offering. The advances are non-interest bearing, unsecured and due on demand. Advances in the amount of $157,500 was repaid shortly after the closing of the Initial Public Offering. As of September 30, 2017, advances outstanding amounted to $1,804.

Administrative Services Arrangement

Bison Capital entered into an agreement whereby, commencing on June 19, 2017 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company will pay Bison Capital $5,000 per month for these services. For the three and nine months ended September 30, 2017, the Company incurred $15,000 and $20,000, respectively, in fees for these services, of which $20,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets at September 30, 2017.

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

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Director Compensation

The Company will pay its independent directors an annual retainer in an aggregate amount of $38,400 (to be prorated for a partial term), payable in arrears commencing on the first anniversary of the Initial Public Offering and ending on the earlier of a Business Combination and the Company’s liquidation. For the three and nine months ended September 30, 2017, the Company recorded $38,400 in director’s fees, of which $19,200 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets at September 30, 2017. As of September 30, 2017, the Company has paid $19,200 in director’s fees.

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

SEPTEMBER 30, 2017

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At September 30, 2017 and December 31, 2016, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2017 and December 31, 2016, there were 2,398,647 and 1,509,375 ordinary shares issued and outstanding, respectively (excluding 5,580,290 and -0- ordinary shares subject to possible redemption).

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

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

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

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2017	December 31, 2016
Assets:
Cash and marketable securities held in Trust Account	1	$62,061,052	$-

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

Overview

We are a blank check company incorporated in the British Virgin Islands on October 7, 2016 and was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (a “Business Combination”).  We are currently in the process of evaluating and identifying targets for a Business Combination. We are evaluating acquisition opportunities and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential acquisitions. From time to time, we may enter into non-binding letters of intent, but we are currently not subject to any definitive agreement with respect to any Business Combination. We intend to effectuate our Business Combination using cash from the proceeds of our Initial Public Offering and the sale of Private Units that occurred simultaneously with the completion of our Initial Public Offering, our capital stock, debt or a combination of cash, stock and debt.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2017 were organizational activities and those necessary to prepare for the Initial Public Offering described below and private placement described below and the identification and evaluation of prospective candidates for a Business Combination. Since the completion of our Initial Public Offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our Business Combination. We will generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering, which we expect to be insignificant in view of the low interest rates on risk-free investments. There has been no significant change in our financial position and no material adverse change has occurred since the date of our audited financial statements included in our registration statement for the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended September 30, 2017, we had a net loss of $75,706 and $107,461, respectively, which consists of operating costs of $263,224 and $284,138, respectively, offset by unrealized gains on marketable securities held in a trust account established for the benefit of the Company’s public stockholders (the “Trust Account”) of $21,124 and $3,749, respectively, and interest income on marketable securities held in the Trust Account of $166,394 and $172,928, respectively.

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

As of September 30, 2017, we had $248,277 of cash held outside the Trust Account, after payments of all costs related to the Initial Public Offering and the exercise of the over-allotment option, and available for working capital purposes. In addition, as of September 30, 2017, we had $54,500 of accounts payable and accrued expenses.

As of September 30, 2017, we had cash and securities held in the Trust Account of $62,061,052 consisting of U.S Treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. Through September 30, 2017, we did not withdraw any funds from the interest earned on the Trust Account.

For the nine months ended September 30, 2017, cash used in operating activities amounted to $337,887, resulting primarily from a net loss of $107,461, interest earned on cash and marketable securities held in the Trust Account of $172,928 and an unrealized gain on marketable securities held in our Trust Account of $3,749. Changes in operating assets and liabilities used $53,749 of cash for operating activities.

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

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2017, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bison Capital Acquisition Corp.

Date: November 13, 2017	By:	/s/ James Jiayuan Tong
James Jiayuan Tong
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2017	By:	/s/ Fan Bu
Fan Bu
Chief Financial Officer and Principal Accounting Officer
(Principal Financial and Accounting Officer)

