Form 10-K
period 2017-12-31
Bison Capital Acquisition Corp.
filed 2018-02-21
CIK 1697805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

001-38120

Commission file number

BISON CAPITAL ACQUISITION CORP.

(Exact name registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

609-610 21st Century Tower No. 40 Liangmaqiao Road Chaoyang District, Beijing China	100016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (86) 10-8444-6968

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, one right and one-half of one Warrant	The NASDAQ Stock Market LLC
Ordinary Shares, no par value per share	The NASDAQ Stock Market LLC
Rights, each convertible into one-tenth of one Ordinary Share	The NASDAQ Stock Market LLC
Warrants to purchase Ordinary Shares	The NASDAQ Stock Market LLC
Securities registered under Section 12(g) of the Exchange Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, based on the reported sales price of $9.78 per ordinary share on the NASDAQ Capital Market on July 18, 2017 (the earliest date that the trading price of the ordinary shares is available) , was $59,341,979. *

As of February 16, 2018, the registrant had 7,978,937 ordinary shares issued and outstanding.

i

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references in this Report to:

●	“Companies Act” and “Insolvency Act” are to the BVI Business Companies Act, 2004 and the Insolvency Act, 2003, of the British Virgin Islands, respectively;

●	“Founder Shares” are to our ordinary shares initially purchased by our initial shareholders in a private placement prior to our initial public offering;

●	“Initial Shareholders” are to the holders of our founder shares prior to our initial public offering;

●	“Insider Units” are to 401,875 units issued privately to our sponsor simultaneously with the closing of our initial public offering and the closing of the over-allotment option for our initial public offering;

●	“Memorandum and Articles of Association” are to our Amended and Restated Memorandum of Association, filed in British Virgin Islands on June 19, 2017, as amended;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Ordinary Shares” are to the ordinary shares of no par value in the company;

●	“Private Units” are to the insider units and the 30,187 units issued to EarlyBirdCapital, Inc. in a private placement simultaneously with the closing of our initial public offering and the closing of the over-allotment option for our initial public offering;

●	“Private Shares,” “Private Rights” and “Private Warrants” are to the ordinary shares, rights and warrants included within the private units;

●	“Public Shareholders” are to the holders of our public shares, including our initial shareholders and management team to the extent our initial shareholders and/or members of our management team have purchased public shares, provided that our initial shareholders’ and members of our management team’s status as a “public shareholder” shall only exist with respect to such public shares;

●	“Rights” are to the rights which were sold as part of the units in our initial public offering;

●	“Sponsor” is to Bison Capital Holding Company Limited, a company incorporated in the Cayman Islands;

●	“Warrants” are to the warrants which were sold as part of the units in our initial public offering; and

●	“We,” “Us,” “Company,” “Our Company,” “the Company” or “Bison” are to Bison Capital Acquisition Corp., a business company incorporated in the British Virgin Islands with limited liability.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	failure to maintain the listing on, or delisting of our securities from, the NASDAQ Capital Market or an inability to have our securities listed on the NASDAQ Capital Market following a business combination;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

iii

PART I

Item 1. Description of Business.

Introduction

We are a blank check company incorporated in the British Virgin Islands as a business company with limited liability. This means that our shareholders have no additional liability for the company’s liabilities over and above the amount paid for their shares. We were formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, contractual control arrangement with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more businesses or entities.

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

Business Strategy

Our efforts in identifying prospective target businesses will not be limited to a particular industry or particular country, although we intend to focus on businesses that have their primary operations located in Asia and North America in media/entertainment, consumer services and healthcare industries. We believe that we will add value to these businesses primarily by providing them with access to the U.S. capital markets. In addition, we believe the target business will benefit from our involvement and increase growth through potential strategic relationships we can introduce.

We will seek to capitalize on the strength of our experienced, Asia-focused and North America-focused international management team. Our team consists of experienced financial services and accounting professionals, senior operating executives and directors of Asian and North American companies. Our Chairman, CEO, and directors have decades of experience in mergers, acquisitions and divestures of privately and publicly-held companies. Both our Chairman and CEO have been actively engaged in cross-border investments/divestments between the U.S. and Asia for more than a decade. Our independent directors are Canadian and U.S. citizens who have decades of experience in entrepreneurship, asset management/advisory services, and accounting & tax practices in Asia and the U.S. We believe we will benefit from their accomplishments in Asia as well as in the U.S., in identifying attractive acquisition opportunities. However, there is no assurance that we will complete a business combination.

There is no restriction in the geographic location of targets we can pursue, although we intend to initially prioritize geographic locations in Asia and North America. We will seek to identify targets that are likely to provide attractive financial returns through business combinations. We have yet to determine a time frame, an investment amount or any other criteria, which would trigger our search for business opportunities outside of Asia or North America.

Investment Criteria

Our management team intends to focus on creating shareholder value by leveraging its experience in the management, operation and financing of businesses to improve the efficiency of operations while implementing strategies to scale revenue organically and/or through acquisitions. We have identified the following general criteria and guidelines, which we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see the justifications to do so.

●	Middle-Market Growth Business. We will primarily seek to acquire one or more growth businesses with a total enterprise value of between $150,000,000 and $200,000,000. We believe that there are a substantial number of potential target businesses within this valuation range that can benefit from new capital for scalable operations to yield significant revenue and earnings growth. We currently do not intend to acquire either a start-up company, defined as a company that has not yet established commercial operations, or a company with negative cash flow, though we may consider a business in its early stages of development or growth.

●	Companies in Business Segments that are Strategically Significant to Asia or North America. We will seek to acquire those businesses with strong technological know-how or advancement, sustainable market competitiveness, attractive growth prospects with meaning undervaluation, broad distribution networks and/or business practices in economic sectors that are currently experiencing significant Asia or North America outbound investing. Such sectors include but are not limited to: high technology, clean energy, healthcare, consumer and retail, energy and resources, food processing and manufacturing.

●	Business with Revenue and Earnings Growth Potential. We will seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of both existing and new product development, increased production capacity, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage.

●	Companies with Potential for Strong Free Cash Flow Generation. We will seek to acquire one or more businesses that have the potential to generate strong, stable and increasing free cash flow. We intend to focus on one or more businesses that have predictable revenue streams and definable low working capital and capital expenditure requirements. We may also seek to prudently leverage this cash flow in order to enhance shareholder value.

●	Benefit from Being a Public Company. We intend to acquire a business or businesses that will benefit from being publicly traded and which can effectively utilize access to broader sources of capital and a public profile that are associated with being a publicly traded company.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Our Competitive Advantages

We believe the experience and contacts of our management team will aid us in sourcing, structuring and consummating business combinations. However, none of our management team is obligated to remain with the company after a business combination, and we cannot provide assurance that the resignation or retention of our current management will be a term or condition in any agreement relating to a business combination. Moreover, despite the competitive advantages we believe we have, we remain subject to significant competition with respect to identifying and executing a business combination.

Our Relationship with Bison Capital Enhances Our Capabilities to Source, Execute, and Scrutinize Potential Acquisition Targets.

Our sponsor, Bison Capital, was founded in March 2013 and is an investment firm and a provider of financial, advisory, investment, and funds management services, primarily focused on China-related investment opportunities in the healthcare, medical, pharmaceuticals, entertainment, media, tourism, high technology industries. Bison Capital comprises advisory, capital raising, principal investing and asset management capabilities. It has a strong focus on China-related investment opportunities in the healthcare, medical, pharmaceuticals, entertainment, media, tourism and high technology industries. Bison Capital’s investment strategy is generating returns for investors and shareholders by bringing investment resources and strategic relationships to help clients generate new growth opportunities and secure key alliances. Bison Capital operates in office locations in mainland China and Hong Kong.

We believe that we could benefit from the substantial resources of Bison Capital. Bison Capital does not have a fiduciary duty to our shareholders, but has a contractual obligation to offer all suitable business combination opportunities to us before any other person or company until the consummation of our initial business combination, subject to any pre-existing contractual or fiduciary obligations it may have. Bison Capital will assist us in the identification, analysis, and diligence of potential targets if needed. Furthermore, our affiliation with Bison Capital could enable us to access potential targets for a business combination more effectively since Bison Capital is a well-recognized financial and investment company in the areas where we are planning to focus our acquisition efforts.

Bison Capital has deep specialist sector expertise and a comprehensive financial advisory and capital markets platform. Bison Capital’s expertise spans a variety of industry sectors including:

●	Industrials;

●	Media and Entertainment;

●	Tourism

●	Financial Services;

●	Resources;

●	High-technology;

●	Healthcare;

●	Medical Devices and Pharmaceuticals;

We will seek to capitalize on the substantial resources and the global infrastructure of our sponsor. Bison Capital has significant investing experience in the international market and has leveraged its relationships to source and execute potential deals.

●	Execution Capabilities:

●	Bison Capital invests around the world in a wide range of sectors including healthcare, medical, pharmaceuticals, entertainment, media, tourism and high technology.

●	We believe that our relationship with Bison Capital will enable us to take advantage of its extensive relationships with equity investors and lenders, and its experience securing equity and debt financing in order to provide additional capital.

Established Deal Sourcing Network

Through our management team, we believe we have contacts and sources from which to generate acquisition opportunities and possibly seek complimentary follow-on business arrangements. These contacts and sources include those in government, private and public companies around the world, private equity and venture capital funds, investment bankers, attorneys and accountants.

Unique positioning

We are a management team with significant experience in cross-border business between Asia and the U.S. We understand the cultural, business and economic differences and opportunities that will allow us to negotiate a transaction. For Asia-based companies, we provide the ability to help them bridge their overseas expansion in term of both capital raising and business activity. In addition, if we find a very attractive acquisition target outside of the Asia region, we believe our experience and relationships in Asia would enhance the value of such a business through our introductions to identified Asian business partners.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to prospective target businesses. As a public company, we will offer a target business an alternative to the traditional initial public offering. We believe that target businesses will favor this alternative, which we believe is less expensive, while offering greater certainty of execution than the traditional initial public offering. During an initial public offering, there are typically expenses incurred in marketing, which would be costlier than a business combination with us. Furthermore, once a proposed business combination is approved by our shareholders and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management staffs.

Strong Financial Position and Flexibility

As of December 31, 2017, the trust account had a balance of $62,208,330. With this trust account and a public market for our ordinary shares, we can offer a target business a variety of options to facilitate a business combination and fund future expansion and growth of its business. Because we are able to consummate a business combination using the cash proceeds from our initial public offering that closed on June 23, 2017, our share capital, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we may need to arrange third party financing to help fund our business combination. Because we have no specific business combination under consideration, we have not taken any steps to secure third party financing. Accordingly, our flexibility in structuring a business combination may be subject to these constraints.

Significant Activities since Inception

On June 23, 2017, we consummated the initial public offering (the “Initial Public Offering”) of 5,250,000 units (the “Units”), at a price of $10.00 per Unit, generating gross proceeds of $52,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 388,750 private units (the “Private Units”), to our sponsor and EarlyBirdCapital, Inc. (“EarlyBird”), and/or their designees, generating gross proceeds of $3,887,500 (the “Private Placement”).

On June 28, 2017, the underwriters of our Initial Public Offering elected to fully exercise their over-allotment option to purchase 787,500 additional Units (the “Over-allotment Units”) at a purchase price of $10.00 per Unit, generating gross proceeds of $7,875,000. In addition, simultaneously with the sale of the Over-Allotment Units, we consummated the sale of an additional 43,312 private units (the “Over-Allotment Private Units”) at approximately $10.00 per unit, generating gross proceeds of $433,125.

A total of $61,884,375 of the net proceeds from the Initial Public Offering and the Private Placement (including the sale of the Over-Allotment Units and the Over-Allotment Private Units) were deposited in the Trust Account.  We incurred costs in the aggregate amount of $2,250,189 related to Initial Public Offering including $1,811,250 of underwriting fees and $438,939 of other costs.

Our units began trading on June 20, 2017 on the NASDAQ Capital Market under the symbol “BCACU.” Commencing on July 17, 2017, the Ordinary Shares, rights and warrants comprising the units began separate trading on the NASDAQ Capital Market under the symbols “PAAC,” “BCACR” and “BCACW,” respectively.

Effecting our initial business combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering and Private Placement as the consideration to be paid in our initial business combination. We may seek to consummate our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth (such as a company that has begun operations but is not yet at the stage of commercial manufacturing and sales), which would subject us to the numerous risks inherent in such companies and businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

If our initial business combination is paid for using shares or debt securities, or not all of the funds released from the trust account are used for payment of the purchase price in connection with our business combination or used for redemptions of purchases of our ordinary shares, we may apply the cash released to us from the trust account that is not applied to the purchase price for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

We have not identified any acquisition targets. Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination, we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. Accordingly, there is no current basis for shareholders to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, this assessment may not result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or the Nasdaq Capital Market, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of target businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity groups, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources also may introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, also may bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

On November 16, 2017, we entered into a finder agreement (the “Finder Agreement”) with EarlyBird, the sole book-running manager and the leading underwriter in the Initial Public Offering. Pursuant to the Finder Agreement, EarlyBird will introduce potential targets (the “Targets”) to us on a nonexclusive basis in connection with a business combination. We shall pay to EarlyBird for its services, upon the closing (or closings) of a business combination with a Target, a cash fee equal to one percent (1.0%) of the Total Consideration (as defined below) deducting any finder fee, advisor fee or any other type of service fee or compensation that Target has paid or has agreed to pay to EarlyBird in connection with such business combination. We shall also reimburse EarlyBird for all out-of-pocket expenses incurred and such expenses shall not exceed $10,000 in the aggregate through the termination of the Finder Agreement unless otherwise consented to in writing by us in advance.

For the purposes of the Finder Agreement, “Total Consideration” shall mean the total value of all cash, securities, or other property paid or transferred at the closing (or closings) of a business combination by or to us, the Target and/or its respective shareholders or to be paid or transferred in the future to such parties with respect to such business combination (other than payments of interest or dividends), including, without limitation, any value paid in respect of (i) the assets of the Company or Target, (ii) the capital stock of the Company or Target (and any securities convertible into options, warrants or other rights to acquire such capital stock), and (iii) the assumption, retirement or defeasance, directly or indirectly (by operation of law or otherwise), of any long-term liabilities of the Company or Target or repayment of indebtedness, including, without limitation, indebtedness secured by the assets of the Company or Target, capital leases or preferred stock obligations. If Total Consideration paid or transferred in the transaction includes non-cash consideration consisting of common stock, options, warrants or rights for which either a public trading market existed or did not exist prior to consummation of the transaction, then the value of such securities shall be determined in accordance with the provisions under the Finder Agreement.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire that such an initial business combination is fair to our unaffiliated shareholders from a financial point of view.

Selection of a target business and structuring of our initial business combination

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. In any case, we will only consummate an initial business combination in which we become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes as discussed below) or are otherwise not required to register as an investment company under the Investment Company Act or to the extent permitted by law we may acquire interests in a variable interest entity, in which we may have less than a majority of the voting rights in such entity, but in which we are the primary beneficiary. There is no basis for shareholders to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination. To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth (such as a company that has begun operations but is not yet at the stage of commercial manufacturing and sales), we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any finders or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Fair market value of target business or businesses

The target business or businesses or assets with which we effect our initial business combination must have a collective fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination. If we acquire less than 100% of one or more target businesses in our initial business combination, the aggregate fair market value of the portion or portions we acquire must equal at least 80% of the value of the trust account at the time of the agreement to enter into such initial business combination. However, we will always acquire at least a controlling interest in a target business. The fair market value of a portion of a target business or assets will likely be calculated by multiplying the fair market value of the entire business by the percentage of the target we acquire. We may seek to consummate our initial business combination with an initial target business or businesses with a collective fair market value in excess of the balance in the trust account. In order to consummate such an initial business combination, we may issue a significant amount of debt, equity or other securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt, equity or other securities. If we issue securities in order to consummate such an initial business combination, our shareholders could end up owning a minority of the combined company’s voting securities as there is no requirement that our shareholders own a certain percentage of our company (or, depending on the structure of the initial business combination, an ultimate parent company that may be formed) after our business combination. Because we have no specific business combination under consideration, we have not entered into any such arrangement to issue our debt or equity securities and have no current intention of doing so.

The fair market value of a target business or businesses or assets will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, book value, enterprise value and, where appropriate, upon the advice of appraisers or other professional consultants. Investors will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of a particular target business. If our board of directors is not able to independently determine that the target business or assets has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire with respect to the satisfaction of such criterion. Notwithstanding the foregoing, unless we consummate a business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire, that the price we are paying is fair to our shareholders.

Lack of business diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. The future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. Consequently, members of our management team may not become a part of the target’s management team, and the future management may not have the necessary skills, qualifications or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated in some capacity with us following our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. Our key personnel may not remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders may not have the ability to approve our initial business combination

Although we may seek shareholder approval before we effect our initial business combination, we may not do so for business or legal reasons (so long as such transaction does not require shareholder approval under the Companies Act or the Nasdaq Capital Market rules). Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether we expect shareholder approval would be required under the Companies Act for each such transaction.

Type of Transaction	Whether Shareholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target with a subsidiary of the company	No
Merger of the company with a target	Yes
Entering into contractual agreements with a target to obtain control	No

We also may be required to obtain shareholder approval if we wish to take certain actions in connection with our initial business combination such as adopting an incentive stock or share plan or amending our memorandum and articles of association.

Redemption rights for public shareholders upon consummation of our initial business combination

We will provide our shareholders with the opportunity to redeem their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2017, the amount in the trust account was $62,208,330. Our sponsor, other initial shareholders, officers, directors or affiliates have agreed to waive their right to receive liquidating distributions if we fail to consummate our initial business combination within the requisite time period for their private units and founder shares. However, for all public shares our sponsor or any of our officers, directors or affiliates acquired in or after the Initial Public Offering, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required time period.

Manner of Conducting Redemptions

We are a foreign private issuer within the meaning of the rules under the Exchange Act and, as such, for so long as we remain a foreign private issuer, we are required to comply with the tender offer rules in connection with our initial business combination. We do not intend to conduct a shareholder vote in connection with our initial business combination unless required by Nasdaq rules or applicable laws for so long as we remain a foreign private issuer. We will provide our shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination by means of a tender offer as set forth in our memorandum and articles of incorporation and pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act. If we continue to be a foreign private issuer and we are required by Nasdaq rules or applicable laws to hold a shareholder vote, we will do so, but redemptions will still be effectuated pursuant to the tender offer rules described above. To the extent Nasdaq rules or applicable laws require redemption pursuant to a shareholder vote, even if we are also conducting a tender offer, we will comply with such rules or laws. We will file tender offer documents with the SEC prior to completing our initial business combination which will contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies. If we conduct a tender offer, we will not be permitted to consummate our initial business combination until the expiration of the tender offer period. Our offer to redeem shall remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act.

Many blank check companies would not be able to consummate our initial business combination if the holders of the company’s public shares elected to redeem more than a specified maximum percentage of the shares sold in such company’s initial public offering, which percentage threshold has typically been between 19.99% and 39.99%. As a result, many blank check companies have been unable to complete business combinations because the amount of shares redeemed by their public shareholders electing redemption exceeded the maximum redemption threshold pursuant to which such company could proceed with our initial business combination. Because we have no such specified maximum redemption threshold, our structure is different in this respect from the structure that has been used by many blank check companies. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. In such case, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

In connection with the successful consummation of our business combination, we may redeem pursuant to a tender offer up to that number of ordinary shares that would permit us to maintain net tangible assets of $5,000,001. However, the redemption threshold may be further limited by the terms and conditions of our proposed initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or members of its management team, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the allocation of cash to satisfy other conditions in accordance with the terms of the proposed business combination, or any combination thereof. In the event the aggregate cash consideration we would be required to pay for all shares that are validly tendered plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not consummate the business combination, we will not purchase any shares pursuant to the tender offer and all shares will be returned to the holders thereof following the expiration of the tender offer. Additionally, since we are required to maintain net tangible assets of at least $5,000,001 (which may be substantially higher depending on the terms of our potential business combination), the chance that the holders of our ordinary shares electing to redeem in connection with a redemption conducted pursuant to the tender offer rules will cause us to fall below such minimum requirement is increased.

When we conduct a tender offer to redeem our public shares upon consummation of our initial business combination, in order to comply with the tender offer rules, the offer will be made to all of our shareholders, not just our public shareholders.

Our initial shareholders (and/or our sponsor’s designees) have agreed to waive their redemption rights with respect to their founder shares, private shares and public shares in connection with any such tender offer.

If we are no longer deemed a foreign private issuer (and no longer required to comply with the foreign private issuer rules), we will conduct redemptions like other blank check companies in conjunction with a proxy solicitation pursuant to the proxy rules (i.e., a shareholder vote) or pursuant to the tender offer rules. If we seek shareholder approval of our initial business combination, we will conduct a proxy solicitation pursuant to the proxy rules or the tender offer rules and, in connection therewith, provide our public shareholders with the redemption rights described above upon consummation of the initial business combination.

If we seek shareholder approval, we will consummate our initial business combination only if a majority of the outstanding ordinary shares voted are voted in favor of the business combination. In such case, our sponsor, directors, officers and affiliates have agreed to vote their founder shares, any private shares purchased in the Private Placement, and any public shares purchased during or after the Initial Public Offering in favor of our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial shareholders including our sponsor have agreed to waive their redemption rights with respect to its founder shares, private shares and public shares in connection with the consummation of our initial business combination. In no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. In such case, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

Limitation on redemption rights upon consummation of our initial business combination if we seek shareholder approval

If we seek shareholder approval of our initial business combination, our Memorandum and Articles of Association provides that a public shareholder, individually or together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in the Initial Public Offering. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 20% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 20% of the shares sold in the Initial Public Offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to consummate our initial business combination, particularly in connection with our initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. We will resolve any disputes relating to whether a public shareholder is acting in concert or as a “group” either by requiring certifications under the penalty of perjury to such effect by public shareholders or via adjudication in court.

Permitted purchases of our securities by our affiliates

If we seek shareholder approval of our business combination, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions either prior to or following the consummation of our initial business combination. Such purchases will not be made if our sponsor, directors, officers, advisors or their affiliates are in possession of any material non-public information that has not been disclosed to the selling shareholder. Such a purchase would include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. Our initial shareholders, officers, directors and their affiliates could purchase sufficient shares so that the initial business combination may be approved without the majority vote of public shares held by non-affiliates. It is intended that, if Rule 10b-18 would apply to purchases by our sponsor, directors, officers, advisors or their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

The purpose of such purchases would be to (1) increase the likelihood of obtaining shareholder approval of the business combination or (2) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible.

As a consequence of any such purchases, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain the listing or trading of our securities on a national securities exchange following consummation of a business combination.

Tendering share certificates in connection with redemption rights

If we engage in tender offer or a proxy solicitation for a business combination, we will require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent up to two business days prior to the vote on the proposal to approve the business combination, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. Accordingly, a public shareholder would have up to two days prior to the vote on the business combination to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on our initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him to deliver his certificate to verify ownership. As a result, the shareholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the consummation of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery at or prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date of the shareholder meeting set forth in our proxy materials. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If the initial business combination is not approved (if we were to seek shareholder approval) or completed for any reason, then our public shareholders who elected to tender their shares or exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not consummated, we may continue to try to consummate our initial business combination with a different target until 21 months from the closing of the Initial Public Offering.

Redemption of public shares and liquidation if no initial business combination

Our sponsor, officers and directors have agreed that we must complete our initial business combination within 21 months from the closing of the Initial Public Offering. We may not be able to find a suitable target business and consummate our initial business combination within such time period. If we are unable to consummate our initial business combination within 21 months from the closing of the Initial Public Offering, we will, as promptly as reasonably possible but not more than five business days thereafter (subject to our memorandum and articles of association and the laws of the British Virgin Islands), distribute the aggregate amount then on deposit in the trust account (net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. This redemption of public shareholders from the trust account shall be effected as required by function of our memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Companies Act.

Following the redemption of public shares, we intend to enter “voluntary liquidation” which is the statutory process for formally closing and dissolving a company under the laws of the British Virgin Islands. Given that we intend to enter voluntary liquidation following the redemption of public shareholders from the trust account, we do not expect that the voluntary liquidation process will cause any delay to the payment of redemption proceeds from our trust account. In connection with such a voluntary liquidation, the liquidator would give notice to creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands newspaper and in at least one newspaper circulating in the location where we have our principal place of business, and taking any other steps the liquidator considers appropriate to identify our creditors, after which our remaining assets would be distributed. As soon as our affairs are fully wound-up, the liquidator must complete his statement of account and make a notificational filing with the Registrar. We would be dissolved once the Registrar issues a Certificate of Dissolution.

Our initial shareholders (and/or our sponsor’s designees) have agreed to waive their redemption rights with respect to their founder shares and private units if we fail to consummate our initial business combination within the applicable period from the closing of the Initial Public Offering.

However, if our sponsor, or any of our officers, directors or affiliates acquire public shares in or after the Initial Public Offering, they will be entitled to liquidating distribution with respect to such public shares if we fail to consummate our initial business combination within the required time period. There will be no redemption rights or liquidating distributions with respect to our warrants or rights, which will expire worthless in the event we do not consummate our initial business combination within 21 months of the closing of the Initial Public Offering. We will pay the costs of our liquidation from our remaining assets outside of the trust account. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the BVI court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

Additionally, in any liquidation proceedings under British Virgin Islands law, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we may not be able to return to our public shareholders the liquidation amounts payable to them.

If we were to expend all of the net proceeds of the Initial Public Offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would initially be $10.25. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. Furthermore, our underwriters may seek recourse against the proceeds in the trust account relating to any future claims they may have against us. The actual per-share redemption amount received by shareholders may therefore be less than $10.25, plus interest (net of any taxes payable).

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Pursuant to a letter agreement among us, EarlyBird, our sponsor, and each of our directors and officers, which was filed as an exhibit to the registration statement we filed in connection with our Initial Public Offering, in order to protect the amounts held in the trust account, Bison Capital, our sponsor, agreed that it will be liable to us, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.25 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Bison Capital will not be responsible to the extent of any liability for such third party claims. However, Bison Capital may not be able to satisfy those obligations. None of our other officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. We have not independently verified whether Bison Capital has sufficient funds to satisfy its indemnity obligations. We believe the likelihood of Bison Capital having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

In the event that the proceeds in the trust account are reduced below $10.25 per share and Bison Capital asserts that it is unable to satisfy any applicable obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Bison Capital to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Bison Capital to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, due to claims of creditors, the actual value of the per-share redemption price may be less than $10.25 per share.

We will seek to reduce the possibility that Bison Capital will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Bison Capital will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $210,088 not placed in the trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $20,000). As the date of this report, we have used $365,215 for general corporate purpose. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we are deemed insolvent for the purposes of the Insolvency Act (i.e., (i) we fail to comply with the requirements of a statutory demand that has not been set aside under Section 157 of the Insolvency Act; (ii) execution or other process issued on a judgment, decree or order of a British Virgin Islands court in favor of a creditor of ours is returned wholly or partly unsatisfied; or (iii) either the value of our liabilities exceeds its assets, or the company is unable to pay its debts as they fall due), then there are very limited circumstances where prior payments made to shareholders or other parties may be deemed to be a “voidable transaction” for the purposes of the Insolvency Act. A voidable transaction would include, for these purposes, a payment made as “unfair preferences” or a “transaction at an undervalue.” A liquidator appointed over an insolvent company who considers that a particular transaction or payment is a voidable transaction under the Insolvency Act could apply to a British Virgin Islands courts for an order setting aside that payment or transaction in whole or in part.

Additionally, if we enter insolvent liquidation under the Insolvency Act, the funds held in our trust account will likely be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account you may not be able to return to our public shareholders the liquidation amounts due them.

Our public shareholders will be entitled to receive funds from the trust account only in the event of a redemption of the public shares prior to any winding up in the event we do not consummate our initial business combination within 21 months of the closing of the Initial Public Offering, if they redeem their shares in connection with an initial business combination that we consummate, or if we seek to amend our memorandum and articles of association to affect the substance or timing of our obligation to redeem all public shares if we cannot complete an initial business combination within 21 months of the closing of the Initial Public Offering. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must also exercise its redemption rights described above.

Comparison of redemption or purchase prices in connection with our initial business combination and if we fail to consummate our initial business combination.

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the consummation of our initial business combination and if we are unable to consummate our initial business combination within 21 months from the closing of the Initial Public Offering.

	Redemptions in Connection with our Initial Business Combination	Redemptions if we fail to Consummate our Initial Business Combination
Calculation of redemption price	Redemptions at the time of our initial business combination may be made pursuant to a tender offer or, if required by Nasdaq or applicable laws or if we lose our foreign private issuer status, in connection with a shareholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a shareholder vote. In either case, our public shareholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the trust account (which was $10.30 per share as of December 31, 2017), including interest less taxes payable and any additional amount released to us as permitted under the trust agreement, divided by the number of then outstanding public shares, subject to the limitation that no redemptions will take place if all of the redemptions would cause our net tangible assets to be less than $5,000,001 and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed business combination.	If we are unable to consummate our initial business combination within 21 months from the closing of this offering, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account (which was $10.30 per share as of December 31, 2017), including interest less taxes payable and less such net interest to pay dissolution expenses, divided by the number of then outstanding public shares.

Impact to remaining shareholders	The redemptions in connection with our initial business combination will reduce the book value per share for our remaining shareholders, who will bear the burden of the deferred underwriting commissions and taxes payable.	The redemption of our public shares if we fail to consummate our initial business combination will reduce the book value per share for the shares held by our initial shareholders, including our sponsor, who will be our remaining shareholders after such redemptions.

Comparison of This Offering to Those of Blank Check Companies Subject to Rule 419

The following table compares the terms of this offering to the terms of an offering by a blank check company subject to the provisions of Rule 419. This comparison assumes that the gross proceeds, underwriting commissions and underwriting expenses of our offering would be identical to those of an offering undertaken by a company subject to Rule 419, and that the underwriters will not exercise their over-allotment option. None of the provisions of Rule 419 apply to our offering.

	Terms of Our Offering	Terms Under a Rule 419 Offering
Receipt of interest on escrowed funds	Interest on proceeds from the trust account to be paid to shareholders is reduced by any taxes paid or payable.	Interest on funds in escrow account would be held for the sole benefit of investors, unless and only after the funds held in escrow were released to us in connection with our consummation of a business combination.

Limitation on fair value or net assets of target business	Our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination.	The fair value or net assets of a target business must represent at least 80% of the maximum offering proceeds.

Exercise of the warrants	The warrants cannot be exercised until the consummation of a business combination and, accordingly, will be exercised only after the trust account has been terminated and distributed.	The warrants could be exercised prior to the completion of a business combination, but securities received and cash paid in connection with the exercise would be deposited in the escrow or trust account.

Election to remain an investor	We will provide our public shareholders with the opportunity to redeem their public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest less taxes payable, upon the consummation of our initial business combination, subject to the limitations described herein and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed business combination. As a foreign private issuer we are required to comply with the tender offer rules and for so long as we remain a foreign private issuer we will offer to redeem our public shares pursuant to the tender offer rules of the SEC and our memorandum and articles of association and file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under the SEC’s proxy rules. As long as we remain a foreign private issuer and are required to comply with the tender offer rules, unless otherwise required by Nasdaq rules or applicable laws, we do not intend to conduct a shareholder vote. If we are a foreign private issuer and we are required by Nasdaq rules or applicable laws to hold a shareholder vote, we will do so, but redemptions will still be effectuated pursuant to the tender offer rules described above. To the extent Nasdaq rules or applicable laws require redemption pursuant to a shareholder vote, even if we are also conducting a tender offer, we will comply with such rules or laws. If we are no longer deemed a foreign private issuer (and no longer required to comply with the foreign private issuer rules), we will conduct the redemptions like other blank check companies in conjunction with a proxy solicitation pursuant to the proxy rules or pursuant to the tender offer rules.	A prospectus containing information pertaining to the business combination required by the SEC would be sent to each investor. Each investor would be given the opportunity to notify the company in writing, within a period of no less than 20 business days and no more than 45 business days from the effective date of a post-effective amendment to the company’s registration statement, to decide if he, she or it elects to remain a shareholder of the company or require the return of his, her or its investment. If the company has not received the notification by the end of the 45thbusiness day, funds and interest or dividends, if any, held in the trust or escrow account are automatically returned to the shareholder. Unless a sufficient number of investors elect to remain investors, all funds on deposit in the escrow account must be returned to all of the investors and none of the securities are issued.

If we lose our foreign private issuer status and we seek shareholder approval in connection with a business combination, each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In such case, we will, like many blank check companies, offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules or pursuant to the tender offer rules.

Business combination deadline	If we are unable to complete our initial business combination by 21 months from the closing of this offering, we will, as soon as reasonably possible but not more than five business days thereafter (subject to our memorandum and articles of association and the laws of the British Virgin Islands), distribute the aggregate amount then on deposit in the trust account (net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, but always subject to the Companies Act. This redemption of public shareholders from the trust account shall be effected as required by function of our memorandum and articles of association and prior to any voluntary winding up.	If an acquisition has not been consummated within 18 months after the effective date of the company’s registration statement, funds held in the trust or escrow account are returned to investors.

	Terms of Our Offering	Terms Under a Rule 419 Offering

Release of funds	Except for interest earned on the funds in the trust account that may be released to us to pay our tax obligations, the proceeds held in the trust account will not be released until the earlier of the completion of our initial business combination and the redemption of public shareholders upon failure to effect our initial business combination within the allotted time.	The proceeds held in the escrow account are not released until the earlier of the completion of a business combination and the failure to effect our initial business combination within the allotted time.

Comparison of This Offering to Those of Many Blank Check Companies Not Subject to Rule 419

The following table compares the terms of this offering to the terms of many blank check companies that are not subject to Rule 419. Each term of this offering described in the table below is located in our memorandum and articles of association.

	Terms of Our Offering	Terms of Many Blank Check Offerings	Impact on Whether a Particular Business Combination is Completed
Requirement to conduct a tender offer or hold a shareholder vote	We will provide our shareholders with the opportunity to redeem their ordinary shares upon the consummation of our initial business combination on the terms described in this prospectus. As a foreign private issuer we are required to conduct these redemptions pursuant to the tender offer rules without filing a proxy statement with the SEC and without conducting a shareholder vote to approve our initial business combination (unless Nasdaq rules or applicable laws require us to conduct a shareholder vote). Pursuant to our memorandum and articles of association and SEC rules, if we file tender offer documents with the SEC they will contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under the SEC’s proxy rules. If we are no longer deemed to be a foreign private issuer we may instead seek shareholder approval in connection with our initial business combination. In such case, we will conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies or pursuant to the tender offer rules, and file proxy materials with the SEC.	Many blank check companies are required to file a proxy statement with the SEC and hold a shareholder vote to approve their initial business combination regardless of whether such a vote is required by law. These blank check companies may not consummate their initial business combinations if the majority of the relevant companies’ public shares voted are voted against a proposed business combination.	Our ability to consummate our initial business combination without conducting a shareholder vote in the event that a shareholder vote is not required by law may increase the likelihood that we will be able to complete our initial business combination and decrease the ability of public shareholders to affect whether or not a particular business combination is completed.

Required shareholder vote if we hold a shareholder vote	If we are no longer deemed to be a foreign private issuer and we seek shareholder approval in conjunction with the consummation of our initial business combination, a majority of all shares voted that are entitled to vote are required to approve the business combination.	Many blank check companies require that majority of the public shares that are voted and entitled to vote approve the business combination.	Our ability to consummate our initial business combination by allowing all of our shareholders to vote in connection with our business combination will increase the likelihood that we will be able to complete our initial business combination.

	Terms of Our Offering	Terms of Many Blank Check Offerings	Impact on Whether a Particular Business Combination is Completed
Requirement to vote against a business combination in order to redeem	If we are no longer deemed to be a foreign private issuer and we seek shareholder approval in conjunction with the consummation of our initial business combination, each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction.	Many blank check companies require public shareholders to vote against the proposed business combination in order to redeem their shares.	The ability of our public shareholders to vote in favor of a business combination and redeem their shares may increase the likelihood that we will be able to complete our initial business combination and decrease the ability of public shareholders to affect whether or not a particular business combination is completed.

Limited Redemption Rights of 20% Public Shareholders	If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our memorandum and articles of association provides that a public shareholder, individually or together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the shares sold in this offering.	Many blank check companies limit the redemption rights of 10% – 20% public shareholders and limit the voting rights of such public shareholders.	We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to redeem their shares as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms.

Redemption threshold	We do not have a specified maximum redemption threshold apart from the limitation that we will not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. In such case, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.	Many blank check companies are not permitted to consummate our initial business combination if more than a specified percentage of the shares sold in such company’s initial public offering, which percentage threshold has typically been between 19.99% and 39.99%, elect to redeem or redeem their shares in connection with the shareholder vote.	The absence of a redemption threshold in our offering will make it easier for us to consummate our initial business combination even if a substantial majority of our shareholders do not agree.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights and the number of our outstanding warrants and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Facilities

We currently maintain our executive offices at 609-610 21st Century Tower, No. 40 Liangmaqiao Road, Chaoyang District, Beijing 100016, China. The cost for this space is included in the $5,000 per month fee that we pay an affiliate of our sponsor for office space, utilities and secretarial and administrative services. We believe, based on rents and fees for similar services in the metropolitan area that this amount is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Periodic Reporting and Financial Information

Our units, ordinary shares, rights and warrants are registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements must be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or IFRS as recommended by the IASB and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination.

We will be required to evaluate and report on our internal control procedures for the fiscal year ending December 31, 2018 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” for up to five years, although if our total annual gross revenues exceeds $1.07 billion, or our non-convertible debt issued within a three year period exceeds $1 billion, or if the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of our second fiscal quarter, we would cease to be an “emerging growth company” as of the following fiscal year.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date of this Report.

Item 1A. Risk Factors.

You should carefully consider the following material risk factors and other information in this report. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth could be seriously impacted. As a result, the trading price, if any, of our Ordinary Shares could decline and you could lose part or all of your investment.

We are a newly formed blank check company in the early stage with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed blank check company with no operating results, and we will not commence operations until obtaining funding through the Initial Public Offering and consummating our initial business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning our initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any taxes payable) at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies that we may complete such a business combination that would affect the substance of timing of our redemption obligation if we don’t consummate a business combination within the relevant time period with.

Pursuant to the Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any taxes payable) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies that we may complete a business combination with. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account, which may be less than $10.25 per share.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may consummate our initial business combination even though a majority of our public shareholders do not support such a combination.

If a shareholder vote is not required we may, and if we are a foreign private issuer, we will, conduct redemptions via a tender offer. Accordingly, we may consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination.

As a foreign private issuer, we are permitted to adopt certain home country practices in relation to corporate governance matters that differ significantly from the Nasdaq corporate governance listing standards; these practices may afford less protection to shareholders than they would enjoy if we complied fully with the Nasdaq corporate governance listing standards.

Following the Initial Public Offering, our securities are listed on the Nasdaq Capital Market and therefore we are subject to the Nasdaq corporate governance listing rules. However, Nasdaq rules permit a foreign private issuer like us to follow the corporate governance practices of its home country. Certain corporate governance practices in the British Virgin Islands, which is our home country, may differ significantly from the Nasdaq corporate governance rules. As we have chosen, or may from time to time to choose, to follow home country practice exemptions with respect to certain corporate matters such as the requirement for a shareholder meeting to be held, our shareholders may be afforded less protection than they otherwise would be afforded under the Nasdaq corporate governance rules applicable to U.S. domestic issuers. For a more detailed discussion of our home country practice exemptions, see “Item 10. Directors, Executive Officers, and Corporate Governance — NASDAQ Marketplace Rules and Home Country Practices.”

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

Our board of directors may consummate our initial business combination without seeking shareholder approval and therefore public shareholders may not have the right or opportunity to vote on the business combination. Accordingly, your only opportunity to affect your investment regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target.

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we may not be able to meet such closing condition, and as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into our initial business combination transaction with us.

The ability of a large number of our shareholders to exercise redemption rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

In connection with the successful consummation of our business combination, we may redeem up to that number of ordinary shares that would permit us to maintain net tangible assets of $5,000,001. If our business combination requires us to use substantially all of our cash to pay the purchase price, the redemption threshold may be further limited. Alternatively, we may need to arrange third party financing to help fund our business combination in case a larger percentage of shareholders exercise their redemption rights than we expect. If the acquisition involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to the target or its shareholders to make up for the failure to satisfy a minimum cash requirement. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

The requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that we cannot consummate our business combination and that you would have to wait for liquidation in order to redeem your shares.

If, pursuant to the terms of our proposed business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination and regardless of whether we proceed with redemptions under the tender offer or proxy rules, the probability that we cannot consummate our business combination is increased. If we do not consummate our business combination, you would not receive your pro rata portion of the trust account until we liquidate. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within 21 months from the closing of the Initial Public Offering may give potential target businesses leverage over us in negotiating our initial business combination.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination within 21 months from the closing of the Initial Public Offering. Consequently, such target businesses may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our sponsor, officers and directors have agreed that we must complete our initial business combination within 21 months from the closing of the Initial Public Offering. We may not be able to find a suitable target business and consummate our initial business combination within such time period. If we are unable to consummate our initial business combination within the required time period, we will, as promptly as reasonably possible but not more than five business days thereafter (subject to our memorandum and articles of association and the laws of the British Virgin Islands), distribute the aggregate amount then on deposit in the trust account (net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. This redemption of public shareholders from the trust account shall be effected as required by function of our memorandum and articles of association and prior to any voluntary winding up.

If we seek shareholder approval of our business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from shareholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.

If we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions either prior to or following the consummation of our initial business combination. Such purchases will not be made if our sponsor, directors, officers, advisors or their affiliates are in possession of any material non-public information that has not been disclosed to the selling shareholder. Such a purchase would include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by our sponsor, directors, officers, advisors or their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

The purpose of such purchases would be to (1) increase the likelihood of obtaining shareholder approval of the business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible.

Purchases of ordinary shares in the open market or in privately negotiated transactions by our sponsor, directors, officers, advisors or their affiliates may make it difficult for us to maintain the listing of our ordinary shares on a national securities exchange following the consummation of an initial business combination.

If our sponsor, directors, officers, advisors or their affiliates purchase ordinary shares in the open market or in privately negotiated transactions, the public “float” of our ordinary shares and the number of beneficial holders of our securities would both be reduced, possibly making it difficult to maintain the listing or trading of our securities on a national securities exchange following consummation of the business combination.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, potentially at a loss.

Our public shareholders shall be entitled to receive funds from the trust account only in the event of a redemption to public shareholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation, if they redeem their shares in connection with an initial business combination that we consummate or if we seek to amend our memorandum and articles of association to affect the substance or timing of our redemption obligation to redeem all public shares if we cannot complete an initial business combination within 21 months of the closing of the Initial Public Offering. In no other circumstances will a shareholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Because the net proceeds of the Initial Public Offering are intended to be used to complete our initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us. For a more detailed comparison of our offering to offerings that comply with Rule 419, please see “Proposed Business — Comparison of This Offering to Those of Blank Check Companies Subject to Rule 419.”

If we seek shareholder approval of our business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 20% of our ordinary shares, you will lose the ability to redeem all such shares in excess of 20% of our ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our Memorandum and Articles of Association provides that a public shareholder, individually or together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in the Initial Public Offering. Your inability to redeem more than an aggregate of 20% of the shares sold in the Initial Public Offering will reduce your influence over our ability to consummate our initial business combination and you could suffer a material loss on your investment in us if you sell such excess shares in open market transactions. As a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, you would be required to sell your shares in open market transaction, potentially at a loss.

If the net proceeds from the Initial Public Offering not being held in the trust account are insufficient to allow us to operate for at least the next 13 months, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the next 13 months, assuming that our initial business combination is not consummated during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may only receive a pro rata portion of the amount then in the trust account (which may be less than $10.25 per share) on our redemption, and our warrants will expire worthless.

Cash payments to be made to our directors will reduce the amount of funds available to us to complete an initial business combination.

We have agreed to pay our independent directors an annual retainer in an aggregate of $38,400 (to be prorated for partial terms) for their services as directors on our board. These payments will reduce the amount of funds available to us for working capital to complete an initial business combination and may make it more likely that we will need to locate third party financing to complete such a business combination.

Subsequent to our consummation of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges.

Even if we conduct thorough due diligence on a target business with which we combine, this diligence may not surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

If we liquidate, distributions, or part of them, may be delayed while the liquidator determines the extent of potential creditor claims.

Pursuant to, among other documents, our Memorandum and Articles of Association, if we do not complete our initial business combination within 21 months from the closing of the Initial Public Offering, this will trigger the required redemption of our ordinary shares using the available funds in the trust account pursuant to our Memorandum and Articles of Association, resulting in our repayment of available funds in the trust account. Following which, we will proceed to commence a voluntary liquidation and thereby a formal dissolution of the company. In connection with such a voluntary liquidation, the liquidator would give notice to our creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands newspaper and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate, after which our remaining assets would be distributed.

As soon as our affairs are fully wound-up, if we were to liquidate, the liquidator must complete his statement of account and will then notify the Registrar of Corporate Affairs in the British Virgin Islands, or the “Registrar”, that the liquidation has been completed. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with a British Virgin Islands court, which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

In any liquidation proceedings of the company under British Virgin Islands law, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we may not be able to return to our public shareholders the redemption amounts payable to them.

Our directors may decide not to enforce indemnification obligations against Bison Capital, our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below $10.25 per share and Bison Capital, our sponsor, asserts that it is unable to satisfy his obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine on our behalf whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations on our behalf, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.25 per share.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company, adoption of a specific form of corporate structure and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments, in particular, the Securities and Exchange Commission, or the “SEC”. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We are not subject to the supervision of the Financial Services Commission of the British Virgin Islands and our shareholders are not protected by any regulatory inspections in the British Virgin Islands.

We are not an entity subject to any regulatory supervision in the British Virgin Islands by the Financial Services Commission. As a result, shareholders are not protected by any regulatory supervision or inspections by any regulatory agency in the British Virgin Islands and we are not required to observe any restrictions in respect of our conduct except as disclosed in this Report or our Memorandum and Articles of
Association.

If we are unable to consummate our initial business combination, our public shareholders may be forced to wait up to 21 months or longer before redemption from our trust account.

If we are unable to consummate our initial business combination within 21 months from the closing of the Initial Public Offering, we will, as promptly as reasonably possible but not more than five business days thereafter (subject to our memorandum and articles of association and the laws of the British Virgin Islands), distribute the aggregate amount then on deposit in the trust account (net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public shareholders from the trust account shall be effected as required by our Memorandum and Articles of Association prior to our commencing any voluntary liquidation. If we are required to liquidate prior to distributing the aggregate amount then on deposit in the trust account (net of taxes payable) pro rata to our public shareholders, then such winding up, liquidation and distribution must comply with the applicable provisions of the BVI Business Companies Act, 2004, as amended, or the “Companies Act.” In that case, investors may be forced to wait beyond 21 months before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. Except as otherwise described herein, we have no obligation to return funds to investors prior to the date of any redemption required as a result of our failure to consummate our initial business combination within the period described above or our liquidation, unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon any such redemption of public shares as we are required to effect or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

If we are deemed to be insolvent, distributions, or part of them, may be delayed while the insolvency liquidator determines the extent of potential creditor claims. In these circumstances, prior payments made by us may be deemed “voidable transactions.”

If we do not complete our initial business combination within 21 months, we will be required to redeem our public shares from the trust account pursuant to our Memorandum and Articles of Association.

However, if at any time we are deemed insolvent for the purposes of the Insolvency Act, 2003 of the British Virgin Islands, as amended, or the “Insolvency Act” (i.e., (i) we fail to comply with the requirements of a statutory demand that has not been set aside under Section 157 of the Insolvency Act; (ii) execution or other process issued on a judgment, decree or order of a British Virgin Islands court in favor of a creditor of ours is returned wholly or partly unsatisfied; or (iii) either the value of our liabilities exceeds our assets, or we are unable to pay our debts as they fall due), we are required to immediately enter insolvent liquidation. In these circumstances, a liquidator will be appointed who will give notice to our creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands and in at least one newspaper circulating in the location where we have our principal place of business, and taking any other steps the liquidator considers appropriate, after which our assets would be distributed. Following the process of insolvent liquidation, the liquidator will complete his final report and accounts and will then notify the Registrar. The liquidator may determine that he requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with a British Virgin Islands court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to our public shareholders. In such liquidation proceedings, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we cannot assure you we will be able to return to our public shareholders the amounts otherwise payable to them.

If we are deemed insolvent, then there are also limited circumstances where prior payments made to shareholders or other parties may be deemed to be a “voidable transaction” for the purposes of the Insolvency Act. A voidable transaction would be, for these purposes, a payment made as “unfair preference” or a “transaction at an undervalue.” Where a payment was a risk of being a voidable transaction, a liquidator appointed over an insolvent company could apply to a British Virgin Islands court for an order, inter alia, for the transaction to be set aside as a voidable transaction in whole or in part.

Our initial shareholders (and/or our sponsor’s designees) have waived their right to participate in any liquidation distribution with respect to the founder shares and private shares. We will pay the costs of our liquidation and distribution of the trust account from our remaining assets outside of the trust account. In addition, Bison Capital, our sponsor, has agreed that it will be liable to us for all claims of creditors to the extent that we fail to obtain executed waivers from such entities in order to protect the amounts held in trust, except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we cannot assure you that the liquidator will not determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). We also cannot assure you that a creditor or shareholder will not file a petition with a British Virgin Islands court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to our public shareholders.

If deemed to be insolvent, distributions made to public shareholders, or part of them, from our trust account may be subject to claw back in certain circumstances.

If we do not complete our initial business combination within 21 months from the closing of the Initial Public Offering, and instead distribute the aggregate amount then on deposit in the trust account (net of taxes payable), pro rata to our public shareholders by way of redemption, it will be necessary for our directors to pass a board resolution approving the redemption of those public shares and the payment of the proceeds to public shareholders. Such board resolutions are required to confirm that we satisfy the solvency test prescribed by the Companies Act (namely that our assets exceed our liabilities; and that we are able to pay our debts as they fall due). Under the Companies Act, proceeds distributed to public shareholders in the redemption may be recovered from public shareholders if our financial position at the time of redemption did not satisfy the solvency test. However, such distribution will not be subject to claw back if (a) the public shareholders received the proceeds in good faith and without knowledge of our failure to satisfy the solvency test; (b) a public shareholder altered its position in reliance of the validity of the payment of the proceeds; or (c) it would be unfair to require repayment of the proceeds in full or at all.

The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our ordinary shares.

Pursuant to an agreement we entered into with our initial shareholders, our sponsor, our CEO and EarlyBird, such parties including their permitted transferees can demand that we register the founder shares, the private units and underlying securities and any securities issued upon conversion of working capital loans. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our ordinary shares that is expected when the securities owned by our sponsor, holders of our private units or their respective permitted transferees are registered.

Because we have not selected a particular business or specific geographic location or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

Although we have a stated focus on certain target businesses as indicated elsewhere in this Report, we may pursue acquisition opportunities in any geographic region, but may rely upon our management team’s background. While we may pursue an acquisition opportunity in any business industry or sector, we intend to initially focus on those industries or sectors that complement our management team’s background. Except for the limitations that a target business has a fair market value of at least 80% of the value of the trust account (excluding any taxes payable) and that we are not permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Because we have not yet identified or approached any specific target business with respect to our initial business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. In addition, investors will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of a particular target business. An investment in our units may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

We may seek investment opportunities outside of our management’s area of expertise and our management may not be able to adequately ascertain or assess all significant risks associated with the target company.

There is no limitation on the industry or business sector we may consider when contemplating our initial business combination. We may therefore be presented with a business combination candidate in an industry unfamiliar to our management team, but determine that such candidate offers an attractive investment opportunity for our company. In the event we elect to pursue an investment outside of our management’s expertise, our management’s experience may not be directly applicable to the target business or their evaluation of its operations.

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we consummate our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce our initial business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law or the Nasdaq Capital Market, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive $10.25 per share or even less on our redemption, and our warrants will expire worthless.

Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our shareholders.

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Shareholders will be relying on management’s ability to identify business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations. Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our shareholders, which would be the case if the trading price of our ordinary shares after giving effect to such business combination was less than the per-share trust liquidation value that our shareholders would have received if we had dissolved without consummating our initial business combination.

We are not required to obtain an opinion from an independent investment banking firm, and consequently, an independent source may not confirm that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional ordinary or preferred shares to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination, which would dilute the interest of our shareholders and likely present other risks.

Our Memorandum and Articles of Association authorize the issuance of an unlimited amount of both ordinary shares of no par value and preferred shares of no par value. We may issue a substantial number of additional ordinary or preferred shares to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination. Although no such issuance of ordinary or preferred shares will affect the per share amount available for redemption from the trust account, the issuance of additional ordinary or preferred shares:

●	may significantly dilute the equity interest of investors in the Initial Public Offering, who will not have pre-emption rights in respect of such an issuance;

●	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights created by amendment of our memorandum and articles of association by resolution of the directors senior to those afforded our ordinary shares;

●	could cause a change in control if a substantial number of ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, ordinary shares and/or warrants.

Resources could be wasted in researching acquisitions that are not consummated.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive $10.25 per share or even less on our redemption, and our warrants will expire worthless.

We may qualify as a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined below) of our ordinary shares, warrants or rights, the U.S. Holder may be subject to increased U.S. federal income tax liability and may be subject to additional reporting requirements. Our PFIC status may depend on whether we qualify for the PFIC start-up exception (discussed further below). Under the PFIC start-up exception, if we have gross income during our taxable year ended December 31, 2017, we likely will be a PFIC for such taxable year unless we complete our initial business combination before the end of our taxable year ending December 31, 2018 and are not treated as a PFIC for either of our taxable years ending December 31, 2017 or December 31, 2018. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. In addition, we may not provide timely financial information that would be required for U.S. investors to make a potentially favorable qualified electing fund (“QEF”) election (as described below), and such election would be unavailable with respect to our warrants and possibly not our rights. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

The discussion below of the U.S. federal income tax consequences to “U.S. Holders” will apply to a beneficial owner of our securities that is for U.S. federal income tax purposes (i) an individual citizen or resident of the United States; (ii) a corporation (or other entity treated as a corporation) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia; (iii) an estate whose income is includible in gross income for U.S. federal income tax purposes regardless of its source; or (iv) a trust if (A) a U.S. court can exercise primary supervision over the trust’s administration and one or more U.S. persons are authorized to control all substantial decisions of the trust, or (B) it has a valid election in effect under applicable U.S. Treasury regulations to be treated as a U.S. person.

A foreign (i.e., non-U.S.) corporation will be a PFIC for U.S. tax purposes if at least 75% of its gross income in a taxable year, including its pro rata share of the gross income of any corporation in which it is considered to own at least 25% of the shares by value, is passive income. Alternatively, a foreign corporation will be a PFIC if at least 50% of its assets in a taxable year of the foreign corporation, ordinarily determined based on fair market value and averaged quarterly over the year, including its pro rata share of the assets of any corporation in which it is considered to own at least 25% of the shares by value, are held for the production of, or produce, passive income. Passive income generally includes dividends, interest, rents and royalties (other than rents or royalties derived from the active conduct of a trade or business) and gains from the disposition of passive assets.

Because we are a blank check company, with no current active business, we believe that it is likely that we will meet the PFIC asset or income test for our initial taxable year ended June 30, 2016. However, pursuant to the PFIC start-up exception, a corporation will not be a PFIC for the first taxable year the corporation has gross income, if (1) no predecessor of the corporation was a PFIC; (2) the corporation satisfies the IRS that it will not be a PFIC for either of the first two taxable years following the start-up year; and (3) the corporation is not in fact a PFIC for either of those years. The applicability of the start-up exception to us will not be known until a future time.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares, rights or warrants and, in the case of our ordinary shares, the U.S. Holder did not make either a timely QEF election for our first taxable year as a PFIC in which the U.S. Holder held (or was deemed to hold) ordinary shares, as described below, such holder generally will be subject to special rules with respect to:

●	any gain recognized by the U.S. Holder on the sale or other disposition of its ordinary shares, rights or warrant;

●	any “excess distribution” made to the U.S. Holder (generally, any distributions to such U.S. Holder during a taxable year of the U.S. Holder that are greater than 125% of the average annual distributions received by such U.S. Holder in respect of the ordinary shares during the three preceding taxable years of such U.S. Holder or, if shorter, such U.S. Holder’s holding period for the ordinary shares);

●	the U.S. Holder’s gain or excess distribution will be allocated ratably over the U.S. Holder’s holding period for the ordinary shares, rights or warrants;

●	the amount allocated to the U.S. Holder’s taxable year in which the U.S. Holder recognized the gain or received the excess distribution, or to the period in the U.S. Holder’s holding period before the first day of our first taxable year in which we are a PFIC, will be taxed as ordinary income;

●	the amount allocated to other taxable years (or portions thereof) of the U.S. Holder and included in its holding period will be taxed at the highest tax rate in effect for that year and applicable to the U.S. Holder; and

●	the interest charge generally applicable to underpayments of tax will be imposed in respect of the tax attributable to each such other taxable year of the U.S. Holder.

In general, if we are determined to be a PFIC, a U.S. Holder may avoid the PFIC tax consequences described above in respect to our ordinary shares (but not our warrants) by making a timely QEF election (if eligible to do so) to include in income its pro rata share of our net capital gains (as long-term capital gain) and other earnings and profits (as ordinary income), on a current basis, in each case whether or not distributed, in the taxable year of the U.S. Holder in which or with which our taxable year ends. A U.S. Holder may make a separate election to defer the payment of taxes on undistributed income inclusions under the QEF rules, but if deferred, any such taxes will be subject to an interest charge.

A U.S. Holder may be permitted to make a QEF election with respect to its rights to acquire our ordinary shares (but not our warrants). As a result, if a U.S. Holder sells or otherwise disposes of such rights (other than pursuant to the terms of such rights), any gain recognized generally will be subject to the special tax and interest charge rules treating the gain as an excess distribution, as described above, if we were a PFIC at any time during the period the U.S. Holder held the rights. If a U.S. Holder that receives ordinary shares pursuant to such rights properly makes a QEF election with respect to the newly acquired ordinary shares (or has previously made a QEF election with respect to our ordinary shares), the QEF election will apply to the newly acquired ordinary shares, but the adverse tax consequences relating to PFIC shares, adjusted to take into account the current income inclusions resulting from the QEF election, will continue to apply with respect to such newly acquired ordinary shares (which generally will be deemed to have a holding period for purposes of the PFIC rules that includes the period the U.S. Holder held the rights), unless the U.S. Holder makes a purging election under the PFIC rules. The purging election creates a deemed sale of such shares at their fair market value. The gain recognized by the purging election will be subject to the special tax and interest charge rules treating the gain as an excess distribution, as described above. As a result of the purging election, the U.S. Holder will have a new basis and holding period in the ordinary shares acquired pursuant to the terms of the rights for purposes of the PFIC rules.

In order to comply with the requirements of a QEF election, a U.S. Holder must receive a PFIC annual information statement from us. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the IRS may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a QEF election. However, there is no assurance that we will have timely knowledge of our status as a PFIC in the future or of the required information to be provided.

Although a determination as to our PFIC status will be made annually, an initial determination that we are a PFIC will generally apply for subsequent years to a U.S. Holder who held ordinary shares, rights or warrants while we were a PFIC, whether or not we meet the test for PFIC status in those subsequent years. A U.S. Holder who makes the QEF election discussed above for our first taxable year as a PFIC in which the U.S. Holder holds (or is deemed to hold) our ordinary shares, however, will not be subject to the PFIC tax and interest charge rules discussed above in respect to such shares. In addition, such U.S. Holder will not be subject to the QEF inclusion regime with respect to such shares for any taxable year of us that ends within or with a taxable year of the U.S. Holder and in which we are not a PFIC. On the other hand, if the QEF election is not effective for each of our taxable years in which we are a PFIC and the U.S. Holder holds (or is deemed to hold) our ordinary shares, the PFIC rules discussed above will continue to apply to such shares unless the holder makes a purging election, as described above, and pays the tax and interest charge with respect to the gain inherent in such shares attributable to the pre-QEF election period.

After our initial business combination, it is likely that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is likely that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Our ability to successfully effect our initial business combination and to be successful thereafter will be largely dependent upon the efforts of our officers, directors and key personnel, some of whom may join us following our initial business combination.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have consummated our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

The role of such persons in the target business, however, cannot presently be ascertained. Although some of such persons may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with us after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the consummation of our initial business combination. Our key personnel may not remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effectuate our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

The officers and directors of an acquisition candidate may resign upon consummation of our initial business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that some members of the management team of an acquisition candidate will not wish to remain in place.

Certain of our officers and directors are affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our business combination, we intend to engage in the business of identifying and combining with one or more businesses. Certain of our executive officers and directors are affiliated with entities that are engaged in a similar business.

Our officers may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor or a potential target business may not be presented to another entity prior to its presentation to us.

Certain shares beneficially owned by our officers and directors will not participate in liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination.

Our officers and directors have waived their right to redeem any shares in connection with our initial business combination, or to receive distributions with respect to their founder shares or private shares upon our liquidation if we are unable to consummate our initial business combination. Accordingly, these securities will be worthless if we do not consummate our initial business combination. Any warrants they hold, like those held by the public, will also be worthless if we do not consummate an initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest.

We may engage in our initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or existing holders, which may raise potential conflicts of interest.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers and directors. Our directors also serve as officers and board members for other entities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to consummate our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for our initial business combination as set forth in “Proposed Business — Effecting our initial business combination — Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire, regarding the fairness to our shareholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest. Our directors have a fiduciary duty to act in the best interests of our shareholders, whether or not a conflict of interest may exist.

Because our sponsor will lose its entire initial investment in us if our initial business combination is not consummated and our officers and directors have significant financial interests in us, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.

In December 2016, our initial shareholders purchased an aggregate of 1,437,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.017 per share. On June 19, 2017, the number of founder shares issued under the original subscription agreement was increased by way of the sub-division of each of the then existing founder shares on a 1.05 for 1 basis, resulting in the total number of founder shares becoming 1,509,375. The founder shares will be worthless if we do not consummate an initial business combination. In addition, our sponsor and EarlyBird purchased an aggregate of 432,062 private units, each consisting of one ordinary share, one right, each to receive one-tenth of one ordinary share upon consummation of our initial business combination, and one half of one warrant, each whole warrant to purchase one ordinary share, for an aggregate purchase price of $3,914,500 that will also be worthless if we do not consummate our initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination.

If we incur any indebtedness without a waiver from the lender of any right, title, interest or claim of any kind in or to any monies held in the trust account, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the Initial Public Offering, which will cause us to be solely dependent on a single business, which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

A total of $61,884,375 of the net proceeds from the Initial Public Offering and the Private Placement were deposited in the Trust Account, which we may use to complete our initial business combination.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities, which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously consummate business combinations with multiple prospective targets, which may hinder our ability to consummate our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to consummate our initial business combination with a private company about which little information is available.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in our initial business combination with a company that is not as profitable as we suspected, if at all.

We may not be able to maintain control of a target business after our initial business combination.

We may structure our initial business combination to acquire less than 100% of the equity interests or assets of a target business, but we will only consummate such business combination if we will become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes) or are otherwise not required to register as an investment company under the Investment Company Act or to the extent permitted by law we may acquire interests in a variable interest entity, in which we may have less than a majority of the voting rights in such entity, but in which we are the primary beneficiary. Even though we may own a majority interest in the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

Unlike many blank check companies, we do not have a specified maximum redemption threshold. The absence of such a redemption threshold will make it easier for us to consummate our initial business combination with which a substantial majority of our shareholders do not agree.

Since we have no specified percentage threshold for redemption contained in our Memorandum and Articles of Association, our structure is different in this respect from the structure that has been used by many blank check companies. Many blank check companies would not be able to consummate an initial business combination if the holders of the company’s public shares voted against a proposed business combination and elected to redeem more than a specified percentage of the shares sold in such company’s initial public offering, which percentage threshold has typically been between 19.99% and 39.99%. As a result, many blank check companies have been unable to complete business combinations because the amount of shares voted by their public shareholders electing redemption exceeded the maximum redemption threshold pursuant to which such company could proceed with our initial business combination. As a result, we may be able to consummate our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to us or our sponsor, officers, directors, advisors or their affiliates. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. In such case, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

Holders of rights or warrants will not participate in liquidating distributions if we are unable to complete an initial business combination within the required time period.

If we are unable to complete an initial business combination within the required time period and we liquidate the funds held in the trust account, the rights and warrants will expire and holders will not receive any of such proceeds with respect to the rights or warrants. The foregoing may provide a financial incentive to public shareholders to vote in favor of any proposed initial business combination as each of their rights and warrants would entitle the holder to receive or purchase additional ordinary shares, resulting in an increase in their overall economic stake in us. If a business combination is not approved, the rights and warrants will expire and will be worthless.

If we do not maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants, public holders will only be able to exercise such warrants on a “cashless basis” which would result in a fewer number of shares being issued to the holder had such holder exercised the warrants for cash.

If we do not maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the public warrant at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of ordinary shares that a holder will receive upon exercise of its public warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise their warrants on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in us may be reduced or the warrants may expire worthless. Notwithstanding the foregoing, the private warrants may be exercisable for unregistered ordinary shares for cash even if the prospectus relating to the ordinary shares issuable upon exercise of the warrants is not current and effective.

A warrant holder will only be able to exercise a warrant for cash if the issuance of ordinary shares upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No public warrants will be exercisable for cash and we will not be obligated to issue ordinary shares unless the ordinary shares issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable, we expect to continue to be listed on a national securities exchange, which would provide an exemption from registration in every state. However, we cannot assure you of this fact. If the ordinary shares issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in our public filings have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any warrants held by our sponsor and/or its permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

We may amend the terms of the warrants in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of a majority of the then outstanding warrants (including the private warrants) in order to make any change that adversely affects the interests of the registered holders.

We may amend the terms of the rights in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding rights.

Our rights were issued in registered form under a rights agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The rights agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The rights agreement requires the approval by the holders of a majority of the then outstanding rights (including the private rights) in order to make any change that adversely affects the interests of the registered holders.

We have no obligation to net cash settle the rights and warrants.

In no event will we have any obligation to net cash settle the rights and warrants. Furthermore, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial business combination. Accordingly, the rights and warrants may expire worthless.

The ability of our public shareholders to exercise their redemption rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our initial business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many public shareholders may exercise redemption rights, we may either need to reserve part of the trust account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our initial business combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

In connection with any meeting held to approve an initial business combination, we will offer each public shareholder the option to vote in favor of the proposed business combination and still seek redemption of his, her or its shares.

In connection with any meeting held to approve an initial business combination, we will offer each public shareholder (but not our initial shareholders, officers or directors) the right to have his, her or its ordinary shares redeemed for cash (subject to the limitations described elsewhere in this Report) regardless of whether such shareholder votes for or against such proposed business combination; provided that a shareholder must in fact vote for or against a proposed business combination in order to have his, her or its ordinary shares redeemed for cash. If a shareholder fails to vote for or against a proposed business combination, that shareholder would not be able to have his ordinary shares so redeemed. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding ordinary shares voted are voted in favor of the business combination. This is different than other similarly structured blank check companies where shareholders are offered the right to redeem their shares only when they vote against a proposed business combination. This threshold and the ability to seek redemption while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.

A public shareholder who fails to vote either in favor of or against a proposed business combination will not be able to have his shares redeemed for cash.

In order for a public shareholder to have his shares redeemed for cash in connection with any proposed business combination, that public shareholder must vote either in favor of or against a proposed business combination. If a public shareholder fails to vote in favor of or against a proposed business combination, whether that shareholder abstains from the vote or simply does not vote, that shareholder would not be able to have his ordinary shares so redeemed to cash in connection with such business combination.

We will require public shareholders who wish to redeem their ordinary shares in connection with a proposed business combination or amendment to our memorandum and articles of association to effect the substance or timing of their redemption obligation if we fail to timely complete a business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

We will require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination or amendment to our memorandum and articles of association to affect the substance or timing of our redemption obligation to redeem all public shares if we cannot complete an initial business combination, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. In order to obtain a physical stock certificate, a shareholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that shareholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Under our memorandum and articles of association, we are required to provide at least 10 days advance notice of any shareholder meeting, which would be the minimum amount of time a shareholder would have to determine whether to exercise redemption rights. Accordingly, if it takes longer than we anticipate for shareholders to deliver their shares, shareholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares.

Redeeming shareholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

We will require public shareholders who wish to redeem their ordinary shares in connection with any proposed business combination to comply with the delivery requirements discussed above for redemption. If such proposed business combination is not consummated, we will promptly return such certificates to the tendering public shareholders. Accordingly, investors who attempted to redeem their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our ordinary shares may decline during this time and you may not be able to sell your securities when you wish, even while other shareholders that did not seek redemption may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Therefore, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking shareholder approval of our initial business combination may delay the consummation of a transaction. Additionally, our rights, and the future dilution they represent (entitling the holders to receive ordinary shares on consummation of our initial business combination), may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating our initial business combination.

The provisions of our memorandum and articles of association relating to the rights and obligations attaching to our ordinary shares may be amended prior to the consummation of our initial business combination with the approval of the holders of 65% (or 50% if for the purposes of approving, or in conjunction with, the consummation of our initial business combination) of our outstanding ordinary shares attending and voting on such amendment at the relevant meeting, which is a lower amendment threshold than that of many blank check companies. It may be easier for us, therefore, to amend our memorandum and articles of association to facilitate the consummation of our initial business combination that a significant number of our shareholders may not support.

Many blank check companies have a provision in their charter that prohibits the amendment of certain of its provisions, including those, which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. Typically, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our memorandum and articles of association provides that, prior to the consummation of our initial business combination, its provisions related to pre-business combination activity and the rights and obligations attaching to the ordinary shares, may be amended if approved by holders of 65% (or 50% if approved in connection with our initial business combination) of our outstanding ordinary shares attending and voting on such amendment. If, prior to and unrelated to a business combination, our directors propose an amendment to the rights of the public shares that would affect the substance or timing of our obligation to pay or offer to pay the pro rata per share redemption price to any holder of public shares, and the amendment is approved by the shareholders and filed with the registry of corporate affairs, we will offer to redeem the public shares (other than those held by our sponsor, directors, and officers) for cash at the applicable pro rata per share redemption price. Other provisions of our memorandum and articles of association may be amended prior to the consummation of our initial business combination if approved by a majority of the votes of shareholders attending and voting on such amendment or by resolution of the directors. Our initial shareholders, which beneficially own 24.1% of our ordinary shares, will participate in any vote to amend our memorandum and articles of association and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our memorandum and articles of association which govern our pre-business combination and the rights and obligations attaching to the ordinary shares behavior more easily that many blank check companies, and this may increase our ability to consummate our initial business combination with which you do not agree. However, our initial shareholders (and/or our sponsor’s designees), and our directors and officers have agreed to not propose, or vote in favor of, an amendment to our memorandum and articles of association that would affect the substance or timing of our obligation to redeem all public shares if we cannot complete an initial business combination within 21 months of the closing of the Initial Public Offering, unless the Company provides public shareholders an opportunity to redeem their public shares in connection with the vote on any such amendment.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may only receive $10.25 per share or even less on our redemption, and the warrants will expire worthless.

Although we believe that the net proceeds from the Initial Public Offering and Private Placement will be sufficient to allow us to consummate our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction or our costs to operate or locate a transaction. If the net proceeds prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Financing may not be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public shareholders may only receive $10.25 per share or even less on our redemption, and the warrants will expire worthless. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders and our sponsor collectively own 24.1% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our memorandum and articles of association. If we or our sponsor purchases any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our ordinary shares. In addition, our board of directors, is and will be divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. Unless otherwise required by Nasdaq, it is unlikely that there will be an annual meeting of shareholders to elect new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only half of the board of directors will be considered for election and our sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our sponsor will continue to exert control at least until, shortly prior to, the consummation of our initial business combination.

If we do not hold an annual meeting of shareholders until after the consummation of our initial business combination (unless required by Nasdaq), shareholders will not be afforded an opportunity to elect directors and to discuss company affairs with management until such time.

Unless otherwise required by law or the Nasdaq Capital Market, we do not currently intend to hold an annual meeting of shareholders until after we consummate our initial business combination. If our shareholders want us to hold a meeting prior to our consummation of our initial business combination, they may do so by shareholders holding not less than thirty percent of voting rights in respect of the matter for which the meeting is requested making a request in writing to the directors in accordance with Section 82(2) of the Companies Act. Under British Virgin Islands law, we may not increase the required percentage to call a meeting above thirty percent. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management.

The initial public offering price of our Ordinary Shares may not be indicative of the market price of our Ordinary Shares. In addition, an active, liquid and orderly trading market for our Ordinary Shares may not develop or be maintained, and our stock price may be volatile.

An active, liquid and orderly trading market for our Ordinary Shares may not develop or be maintained. Active, liquid and orderly trading markets usually result in less price volatility and more efficiency in carrying out investors’ purchase and sale orders. The market price of our Ordinary Shares could vary significantly as a result of a number of factors, some of which are beyond our control. In the event of a drop in the market price of our Ordinary Shares, you could lose a substantial part or all of your investment in our Ordinary Shares.

The following factors could affect our stock price:

●	our operating and financial performance;

●	quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income and revenues;

●	the public reaction to our press releases, our other public announcements and our filings with the SEC;

●	strategic actions by our competitors;

●	changes in revenue or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;

●	speculation in the press or investment community;

●	the failure of research analysts to cover our Ordinary Shares;

●	sales of our Ordinary Shares by us or other shareholders, or the perception that such sales may occur;

●	changes in accounting principles, policies, guidance, interpretations or standards;

●	additions or departures of key management personnel;

●	actions by our shareholders;

●	domestic and international economic, legal and regulatory factors unrelated to our performance; and

●	the realization of any risks describes under this “Risk Factors” section.

The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Ordinary Shares. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources and harm our business, operating results and financial condition.

If our securities are not continued to be listed on the Nasdaq Capital Market in the future, it could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the Nasdaq Capital Market. However, we cannot assure you that our securities will continue to be listed on the Nasdaq Capital Market in the future. Additionally, in connection with our business combination, the Nasdaq Capital Market may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time. If the Nasdaq Capital Market delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	a reduced liquidity with respect to our securities;

●	a determination that our ordinary shares are a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Because we must furnish our stockholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules, which require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS as issued by the International Accounting Standards Board or the IASB, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include the substantially the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. These financial statement requirements may limit the pool of potential target businesses we may consummate our initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act of 2002 may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2018. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to all public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We may re-domicile or continue out of the British Virgin Islands into, another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business or re-domicile or continue out of from the British Virgin Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern our material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Any such reincorporation and the international nature of our business will likely subject us to foreign regulation.

You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited, because we are incorporated under British Virgin Islands law.

We are a company incorporated under the laws of the British Virgin Islands. As a result, it may be difficult for investors to enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our memorandum and articles of association, the Companies Act and the common law of the British Virgin Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under British Virgin Islands law are governed by the Companies Act and the common law of the British Virgin Islands. The common law of the British Virgin Islands is derived from English common law, and while the decisions of the English courts are of persuasive authority, they are not binding on a court in the British Virgin Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under British Virgin Islands law may not be as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the British Virgin Islands has a less developed body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, while statutory provisions do exist in BVI law for derivative actions to be brought in certain circumstances, shareholders in BVI companies may not have standing to initiate a shareholder derivative action in a federal court of the United States. The circumstances in which any such action may be brought, and the procedures and defenses that may be available with respect to any such action, may result in the rights of shareholders of a BVI company being more limited than those of shareholders of a company organized in the United States. Accordingly, shareholders may have fewer alternatives available to them if they believe that corporate wrongdoing has occurred.

The British Virgin Islands courts are also unlikely:

●	to recognize or enforce against us judgments of courts of the United States based on certain civil liability provisions of U.S. securities laws where that liability is in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company; and

●	to impose liabilities against us, in original actions brought in the British Virgin Islands, based on certain civil liability provisions of U.S. securities laws that are penal in nature.

There is no statutory recognition in the British Virgin Islands of judgments obtained in the United States, although the courts of the British Virgin Islands will in certain circumstances recognize such a foreign judgment and treat it as a cause of action in itself which may be sued upon as a debt at common law so that no retrial of the issues would be necessary provided that the U.S. judgment:

●	the U.S. court issuing the judgment had jurisdiction in the matter and the company either submitted to such jurisdiction or was resident or carrying on business within such jurisdiction and was duly served with process;

●	is final and for a liquidated sum;

●	the judgment given by the U.S. court was not in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company;

●	in obtaining judgment there was no fraud on the part of the person in whose favor judgment was given or on the part of the court;

●	recognition or enforcement of the judgment would not be contrary to public policy in the British Virgin Islands; and

●	the proceedings pursuant to which judgment was obtained were not contrary to natural justice.

In appropriate circumstances, a British Virgin Islands court may give effect in the British Virgin Islands to other kinds of final foreign judgments such as declaratory orders, orders for performance of contracts and injunctions.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by our board of directors, management or controlling shareholders than they would as public shareholders of a U.S. company. For a discussion of certain differences between the provisions of the Companies Act, remedies available to shareholders and the laws applicable to companies incorporated in the United States and their shareholders, see “British Virgin Islands Company Considerations.”

Our memorandum and articles of association permit the board of directors by resolution to amend our memorandum and articles of association, including to create additional classes of securities, including shares with rights, preferences, designations and limitations as they determine which may have an anti-takeover effect.

Our memorandum and articles of association permits the board of directors by resolution to amend the memorandum and articles of association including to designate rights, preferences, designations and limitations attaching to the preferred shares as they determine in their discretion, without shareholder approval with respect the terms or the issuance. If issued, the rights, preferences, designations and limitations of the preferred shares would be set by the board of directors and could operate to the disadvantage of the outstanding ordinary shares the holders of which would not have any pre-emption rights in respect of such an issue of preferred shares. Such terms could include, among others, preferences as to dividends and distributions on liquidation, or could be used to prevent possible corporate takeovers. We may issue some or all of such preferred shares in connection with our initial business combination that would affect the substance or timing of our redemption obligation if we don’t consummate a business combination within the relevant time period. Notwithstanding the foregoing, our initial shareholders (and/or our sponsor’s designees), and our directors and officers have agreed to not propose, or vote in favor of, an amendment to our memorandum and articles of association that would affect the substance or timing of our obligation to redeem all public shares if we cannot complete an initial business combination within 21 months of the closing of the Initial Public Offering, unless the Company provides public shareholders an opportunity to redeem their public shares.

We are a foreign private issuer within the meaning of the rules under the Exchange Act, and as such we are exempt from certain provisions applicable to United States domestic public companies.

We are a foreign private issuer within the meaning of the rules under the Exchange Act.  As such, we are exempt from certain provisions applicable to United States domestic public companies.  For example:

●         we are not required to provide as many Exchange Act reports, or as frequently, as a domestic public company;

●	we are not required to provide the same level of disclosure on certain issues, such as executive compensation;

●	for interim reporting, we are permitted to comply solely with our home country requirements, which are less rigorous than the rules that apply to domestic public companies;

●	we are not required to comply with the sections of the Exchange Act regulating the solicitation of proxies, consents or authorizations in respect of a security registered under the Exchange Act; and

●	we are not required to comply with Section 16 of the Exchange Act requiring insiders to file public reports of their share ownership and trading activities and establishing insider liability for profits realized from any “short-swing” trading transaction.

Until we consummate a business combination, however, we intend to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K similar to U.S. domestic reporting companies and disclose the information required to be disclosed in those reports, although, as long as we remain a foreign private issuer, we do not intend to comply with Section 14(a) of the Exchange Act in regards to proxy statements for shareholder meetings, except to the extent that Nasdaq rules or applicable laws require us to comply with Regulation 14A for shareholder proxy solicitation in relation to our business combination. After such time, we may elect to file annual reports on Form 20-F and reports on Form 6-K as a foreign private issuer, to the extent that we remain one. If we elect to file reports as a foreign private issuer, our shareholders may not have access to certain information they may deem important.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our annual revenue exceeds $1.07 billion, or our non-convertible debt issued within a three-year period exceeds $1 billion, or the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b) (1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will not adopt the new or revised standard until the time private companies are required to adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used. We cannot predict if investors will find our ordinary shares less attractive because we may rely on these provisions. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the securities exchange on which we list, and other applicable securities rules and regulations. Despite recent reforms made possible by the JOBS Act, compliance with these rules and regulations has high legal, accounting, and financial compliance costs and investor relations and public relations costs, make some activities more difficult, time-consuming or costly and increases demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results as well as proxy statements.

As a result of disclosure of information in filings required of a public company, our business and financial condition is more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business, brand and reputation and results of operations.

These rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

If a more active trading market for our Ordinary Shares develops, the market price of our Ordinary Shares is likely to be highly volatile and subject to wide fluctuations, and holders of our Ordinary Shares may be unable to sell their shares at or above the price at which they were acquired.

The market price of our Ordinary Shares is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

●	quarterly variations in our revenues and operating expenses;

●	developments in the financial markets and worldwide economies;

●	announcements of innovations or new products or services by us or our competitors;

●	announcements by the government relating to regulations that govern our industry;

●	significant sales of our Ordinary Shares or other securities in the open market;

●	variations in interest rates;

●	changes in the market valuations of other comparable companies; and

●	changes in accounting principles.

The obligation to disclose information publicly may put us at a disadvantage to competitors that are private companies.

As a public company in the United States, we are required to file periodic reports with the Securities and Exchange Commission upon the occurrence of matters that are material to our company and shareholders. Although we may be able to attain confidential treatment of some of our developments, in some cases, we will need to disclose material agreements or results of financial operations that we would not be required to disclose if we were a private company. Our competitors may have access to this information, which would otherwise be confidential. This may give them advantages in competing with our company. Similarly, as a U.S. public company, we will be governed by U.S. laws that our competitors, may not be required to follow. To the extent compliance with U.S. laws increases our expenses or decreases our competitiveness against such companies, our public company status could affect our results of operations.

A sale or perceived sale of a substantial number of shares of our Ordinary Shares may cause the price of our Ordinary Shares to decline.

If our shareholders sell substantial amounts of our Ordinary Shares in the public market, the market price of our Ordinary Shares could fall. Moreover, the perceived risk of this potential dilution could cause shareholders to attempt to sell their shares and investors to short our Ordinary Shares. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Risks Associated with Acquiring and Operating a Business outside of the United States

We may effect our initial business combination with a company located outside of the United States.

If we effect our initial business combination with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

●	rules and regulations or currency redemption or corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States. We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

There are costs and difficulties inherent in managing cross-border business operations.

Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the United States) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, or policy changes or enactments may occur in a country in which we may operate after we effect our initial business combination.

Political events in another country may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, and policy changes or enactments could negatively impact our business in a particular country.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

If relations between the United States and foreign governments deteriorate, it could cause potential target businesses or their goods and services to become less attractive.

The relationship between the United States and foreign governments could be subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose quotas on certain imports. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the foreign government in industries that may affect our ultimate target business. Changes in political conditions in foreign countries and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for investors in the Initial Public Offering to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the United States and a foreign country in which we acquire a target business or move our principal manufacturing or service operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects may be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. The economies in Asia differ from the economies of most developed countries in many respects. For the most part, such economies have grown at a rate in excess of the United States; however, (1) such economic growth has been uneven, both geographically and among various sectors of the economy and (2) such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Because foreign law could govern our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere.

Foreign law could govern our material agreements. The target business may not be able to enforce any of its material agreements or that remedies will be available outside of such foreign jurisdiction’s legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The judiciaries in Asia are relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation, any such jurisdictions may not favor outsiders or could be corrupt. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

Many of the economies in Asia are experiencing substantial inflationary pressures which may prompt the governments to take action to control the growth of the economy and inflation.

While many of the economies in Asia have experienced rapid growth over the last two decades, they currently are experiencing inflationary pressures. As governments take steps to address the current inflationary pressures, there may be significant changes in the availability of bank credits, interest rates, limitations on loans, restrictions on currency conversions and foreign investment. There also may be imposition of price controls. If prices for the products of our ultimate target business rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on our profitability. If these or other similar restrictions are imposed by a government to influence the economy, it may lead to a slowing of economic growth. Because we are not limited to any specific industry, the ultimate industry that we operate in may be affected more severely by such a slowing of economic growth.

Many industries in Asia are subject to government regulations that limit or prohibit foreign investments in such industries.

Governments in many Asian countries have imposed regulations that limit foreign investors’ equity ownership or prohibit foreign investments altogether in companies that operate in certain industries. As a result, the number of potential acquisition candidates available to us may be limited, or our ability to grow and sustain the business that we ultimately acquire will be limited.

If a country in Asia enacts regulations in industry segments that forbid or restrict foreign investment, our ability to consummate our initial business combination could be severely impaired.

Many of the rules and regulations that companies face concerning foreign ownership are not explicitly communicated. If new laws or regulations forbid or limit foreign investment in industries in which we want to complete our initial business combination, they could severely impair our candidate pool of potential target businesses. Additionally, if the relevant central and local authorities find us or the target business with which we ultimately complete our initial business combination to be in violation of any existing or future laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

●	levying fines;

●	revoking our business and other licenses;

●	requiring that we restructure our ownership or operations; and

●	requiring that we discontinue any portion or all of our business.

Any of the above could have an adverse effect on our company post-business combination and could materially reduce the value of your investment.

Corporate governance standards in Asia may not be as strict or developed as in the United States and such weakness may hide issues and operational practices that are detrimental to a target business.

General corporate governance standards in some countries are weak in that they do not prevent business practices that cause unfavorable related party transactions, over-leveraging, improper accounting, family company interconnectivity and poor management. Local laws often do not go far enough to prevent improper business practices. Therefore, shareholders may not be treated impartially and equally as a result of poor management practices, asset shifting, conglomerate structures that result in preferential treatment to some parts of the overall company, and cronyism. The lack of transparency and ambiguity in the regulatory process also may result in inadequate credit evaluation and weakness that may precipitate or encourage financial crisis. In our evaluation of a business combination we will have to evaluate the corporate governance of a target and the business environment, and in accordance with United States laws for reporting companies take steps to implement practices that will cause compliance with all applicable rules and accounting practices. Notwithstanding these intended efforts, there may be endemic practices and local laws that could add risk to an investment we ultimately make and that result in an adverse effect on our operations and financial results.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. We currently maintain our executive offices at 609-610 21st Century Tower, No. 40 Liangmaqiao Road, Chaoyang District, Beijing, China, 100016. The cost for this space is included in the $5,000 per month fee that we pay an affiliate of our Chairman for office space, utilities and secretarial and administrative services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

Presently, there are not any material pending legal proceedings to which the Company is a party or as to which any of the Company’s property is subject to, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, ordinary shares, rights and warrants are each traded on the NASDAQ Capital Market under the symbols “BCACU,” “BCAC,” “BCACR” and “BCACW,” respectively. Our units commenced public trading on June 20, 2017, and our ordinary shares, rights and warrants commenced public trading on July 17, 2017.

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units, ordinary shares, rights and warrants as reported on the NASDAQ Capital Market for the fiscal year ended December 31, 2017.

Period	Units		Ordinary Shares		Warrants		Rights
Fiscal Year Ended 12/31/2017	Low	High	Low	High	Low	High	Low	High
6/20/2017 to 6/30/2017	$10.06	$10.20	$-	$-	$-	$-	$-	$-
7/1/2017 to 9/30/2017	$10.07	$10.38	$9.73	$9.90	$0.23	$0.44	$0.26	$0.35
10/1/2017 to 12/31/2017	$10.25	$10.29	$9.67	$9.95	$0.31	$0.39	$0.25	$0.38

On February 16, 2018, our units had a closing price of $10.58 per unit, our ordinary shares had a closing price of $9.93 per share, our warrants had a closing price of $0.35 per warrant and our rights had a closing price of $0.39 per right.

Holders

As of February 16, 2018, we had 3 holders of record of our ordinary shares, 5 holders of record of our units, 1 holder of record of our warrants and 1 holder of record of our rights.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2017 were organizational activities and those necessary to prepare for the Initial Public Offering described below and private placement described below and the identification and evaluation of prospective candidates for a Business Combination. Since the completion of our Initial Public Offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our Business Combination. We will generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2017, we had a net loss of $41,260, which consists of operating costs of $365,215 and unrealized losses on marketable securities held in a trust account established for the benefit of the Company’s public stockholders (the “Trust Account”) of $17,269, offset by interest income on marketable securities held in the Trust Account of $341,224.

For the period from October 7, 2016 (inception) through December 31, 2016, we had a net loss of $1,801, which consists of operating costs of $1,801.

Liquidity and Capital Resources

On June 23, 2017, we consummated the initial public offering (the “Initial Public Offering”) of 5,250,000 units (the “Units”), at a price of $10.00 per Unit, generating gross proceeds of $52,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 388,750 private units (the “Private Units”), to our sponsor and EarlyBird, the underwriter, and their designees, generating gross proceeds of $3,887,500 (the “Private Placement”).

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

As of December 31, 2017, we had $210,088 of cash held outside the Trust Account, after payments of all costs related to the Initial Public Offering and the exercise of the over-allotment option, and available for working capital purposes. In addition, as of December 31, 2017, we had $78,669 of accounts payable and accrued expenses.

As of December 31, 2017, we had cash and securities held in the Trust Account of $62,208,330, consisting of U.S Treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. Through December 31, 2017, we did not withdraw any funds from the interest earned on the Trust Account.

For the year ended December 31, 2017, cash used in operating activities amounted to $376,076, resulting primarily from a net loss of $41,260, interest earned on cash and marketable securities held in the Trust Account of $341,224 which is not available to the Company except for the payment of its tax obligations and  an unrealized loss on marketable securities held in our Trust Account of $17,269. Changes in operating assets and liabilities used $10,861 of cash for operating activities.

We intend to use substantially all of the net proceeds of the Initial Public Offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto, including a fee payable to EarlyBird for its services in connection with our Business Combination upon the consummation of such combination in an amount equal to 3% of the gross proceeds of the Initial Public Offering, which will be reduced by an amount equal to 2% of the dollar amount of purchases of our ordinary shares by investors introduced to us by our sponsor, officers, directors or their respective affiliates following announcement by us of a proposed initial business combination, where such investors hold the purchased ordinary shares through the vote on such business combination and do not seek conversion of their shares in connection with such proposed business combination; provided, however, that the fee will not be reduced by more than $500,000. To the extent that our capital stock is used in whole or in part as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

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

Based upon (i) amounts held outside the Trust Account, (ii) interest earned on the Trust Account available to be released to the Company for that payment of income tax obligations and (iii) loans that the Sponsor has committed to provide to the Company, in each case as described herein, we believe we have sufficient funds to meet the expenditures required for operating our business through March 23, 2019, the date that the Company will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated. Additionally, while we may begin preliminary due diligence of a target business in connection with an indication of interest, we intend to undertake in-depth due diligence, depending on the circumstances of the relevant prospective acquisition, only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of our initial business combination. However, if our estimate of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to use from the Trust Account is minimal as a result of the current interest rate environment, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, we could seek such additional capital through loans or additional investments from members of our management team, but such members of our management team are not under any obligation to advance funds to, or invest in, us. In the event that the Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our Business Combination into additional Private Units at a price of $10.00 per unit. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-14 comprising a portion of this Annual Report on Form 10-K.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2017, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

As of the date of this Report, our directors and officers are as set forth in the table below. There are no family relationships between any of our directors or senior management. There are no arrangements or understandings with major shareholders, customers, suppliers or others, pursuant to which any person referred to above was selected as a director or member of senior management. The Company is not aware of any agreements or arrangements between any director and any person or entity other than the Company relating to the compensation or other payments in connection with such director’s candidacy or service as a director of the Company.

Name	Age	Position
Peixin Xu	46	President, Director and Chairman of the Board
James Jiayuan Tong	44	Chief Executive Officer and Chief Financial Officer, Director
Peng Jin	42	Chief Operating Officer and Secretary
Fan Bu	34	Chief Financial Officer and Principal Accounting Officer
Charles Vincent Prizzi	43	Director
Thomas Folinsbee	50	Director
Ning Wang	33	Director

Mr. Peixin Xu has been our President and Chairman of the Board since December 2016. Since March 2013, Mr. Xu has been the Founder, Managing Partner and Director of our sponsor. He has been a Director at AirMedia Group, Inc., a Nasdaq-listed operator of out-of-home advertising platforms in China targeting mid-to-high-end consumers in the travel Wi-Fi market since September 2013. In addition, since July 2016, Mr. Xu has been a Non-Executive Director of Target Capital Management Limited, an asset management company established in Hong Kong and licensed under the Securities and Futures Commission of Hong Kong. Target Capital Management Limited manages discretionary portfolios and one hedge fund for individual and institutional clients, and invests in equities in selected Asian countries, which includes ASEAN countries, China and Hong Kong along with the United States and European countries across all sectors and market capitalization.  Mr. Xu also co-founded Beijing Redbaby Info-Tech Co, the largest ecommerce service provider for baby and maternity products in China, and has been the Chairman of Beijing Redbaby since June 2004. Mr. Xu has also served as an independent director and chairman of the strategy committee of Bona Film Group Ltd, a Nasdaq-listed public company focusing on vertically integrated filming in China, since November 2011. Mr. Xu has also been a researcher at Peking University since 2007. From 2005 to June 2012, Mr. Xu was a Partner of New Enterprise Associates, one of the world’s largest and most active venture capital firms. Mr. Xu graduated from Tianjin University of Commerce with a Bachelor’s Degree in Business Administration in 1993.

We believe Mr. Xu is well-qualified to serve as a member of our board due to his in-depth knowledge and experience in the Chinese and global capital markets and his experience in the fields of securities and financial services for over 10 years.

Dr. James Jiayuan Tong has been our Chief Executive Officer, Chief Financial Officer and a director since December 2016. Since October 2015, Dr. Tong has served as a Partner of our sponsor. Dr. Tong has served as a Venture Partner at Delta Capital, a venture capital and early growth investment firm, since September 2015. From December 2014 until September 2015, Dr. Tong worked as an advisor to Delta Capital. From 2010 to November 2014, he worked as Chief Financial Officer at Tianyin Pharmaceutical Co., Inc, a U.S. public company that manufactures and sells biopharmaceutical herbal medicines, branded generics and other pharmaceuticals in Asia. From 2008 to 2010, Dr. Tong worked as Vice President in the investment banking department at Roth Capital, an investment banking firm headquartered in Newport Beach, CA. In 2007, Dr. Tong was a biotech equity research analyst for Rodman & Renshaw. In 2006, Dr. Tong was principal investigator at the Grass Foundation Laboratory at the Marine Biological Laboratory, Woods Hole, MA. From 2002 to 2005, Dr. Tong was a Postdoctoral Research Fellow at Center for Molecular Medicine and Mitochondrial Genetics at the University of California, Irvine focusing on Neurofibromatosis, cognitive disorders and longevity research. Dr. Tong graduated from Peking University Healthcare Center with a Medical Degree in 1996 and from Stony Brook University and Cold Spring Harbor Laboratory with a Doctor of Philosophy degree majored in Neurobiology and Behavior in 2002.

We believe Dr. Tong is well-qualified to serve as a member of the board because of his experience in healthcare and medical industries, his knowledge of capital markets and investment management, and his experience in U.S. public companies.

Mr. Peng Jin has been our Chief Operating Officer since December 2016. Since August 2014, Mr. Jin has been a Managing Partner of our sponsor. In addition, since July 2016, Mr. Jin has been a Non-Executive Director of Target Capital Management Limited. From August 2000 until December 2002, Mr. Jin worked at 21 Vianet (Nasdaq: VNET) as Vice President in charge of operations. From 2003 to 2008, Mr. Jin was a Partner at China eCapital, a boutique investment bank. During his stay at China eCapital, Mr. Jin led many fund raising, leveraged buyout and cross-border M&A transactions in the Internet and consumer service industries. In 2008, Mr. Jin co-founded Keytone Ventures, a U.S. dollar venture capital fund focused on early-growth stage technology investment opportunities and served as a Partner there until May 2014. Mr. Jin holds a bachelor’s degree in Finance and Information Systems from New York University, Stern School of Business.

Mr. Fan Bu has been our Chief Financial Officer and Principal Accounting Officer since September 28, 2017. Since June 2017, Mr. Bu has severed as an audit director at Bison Capital Holding Company Limited, the sponsor of the Company. During December 2013 to May 2017, Mr. Bu served as an audit manager at KPMG Huazhen LLP. From October 2010 to December 2013, Mr. Bu served as a senior financial consultant at KPMG Advisory (China) Limited. Mr. Bu graduated from Shandong Economic University with a Bachelor’s Degree in International Trade in June 2007 and graduated from Ocean University of China with a Master’s Degree in Economics in June 2010. Mr. Bu is a certified public accountant in China (CICPA).

Mr. Charles Vincent Prizzi is one of our independent directors. Mr. Prizzi has been the Vice President for Development and Community Relations and a member of the senior administrative team at Cold Spring Harbor Laboratory, a world-renowned cancer and neuroscience research institution based in New York, since February 2000. Mr. Prizzi has also served as one of Cold Spring Harbor’s liaisons to Accelerate Long Island, an organization composed of leading research institutions to strengthen Long Island’s regional biotechnology cluster, since May 2012. Mr. Prizzi has also served on the charity boards of Save the Children – Long Island Chapter, the Cold Spring Harbor Education Foundation, the Long Island University Alumni Board, the Thomas Hartman Foundation for Parkinson’s Research and the Don Monti Memorial Cancer Research Foundation. Mr. Prizzi received both his Master of Business Administration and Bachelor of Science from Long Island University, where he was honored with the Outstanding Alumni Award. He received the Special Humanitarian Award from the Sons of Italy in America Grand Lodge of New York in 2007 and the “40 Under 40” Award by Long Island Business News in 2013.

We believe Mr. Prizzi is well-qualified to serve as a member of our board due to his experience and success in research, science education, management and fund raising.

Mr. Thomas Folinsbee, CFA, is one of our independent directors. Mr. Folinsbee is Director of Corporate Development of 3SBio Inc.’s strategic investment division with a focus on sourcing business development opportunities in Canada, Australia and Japan, including licensing, distribution and M&A. Mr. Folinsbee joined 3SBio, a biotechnology company, in 2009 to manage 3SBio’s investor relations activities and was a member of the management group which delisted 3SBio from NASDAQ in May 2013 and relisted it on the Hong Kong Stock Exchange in June 2016. In addition, since 2011, Mr. Folinsbee has worked with the board of directors of Hisanaga Seisakusho Co. Ltd, a Japanese company, where he helped launch Hisanaga’s sales platform in India and designed a business intelligence system to support a corporate turnaround.  Mr. Folinsbee has over 25 years of experience as a financial and securities professional. In 2001, Mr. Folinsbee established Optivest Systems Ltd and developed proprietary research databases to support institutional investment strategies. In 2006, Mr. Folinsbee joined BNP Paribas’ Asian Execution Services desk where he helped institutional investors implement statistical arbitrage strategies and post-trade analytics. In 2008, he rejoined Macquarie Equities (Hong Kong) Limited in its Alternative Strategies Division where he packaged long-short trading strategies in collaboration with the equity research platform. Mr. Folinsbee had previously been at Macquarie from 1998 to 2001. Mr. Folinsbee graduated in 1990 from McGill University with a Bachelor of Commerce degree with concentrations in finance and international business (with distinction).

We believe that Mr. Folinsbee is well-qualified to serve as a member of our board due to his financial and investment experience and his experience in operating and sourcing business opportunities worldwide.

Mr. Ning Wang is one of our independent directors. Since May 2017,  Mr. Wang has been a director of China Great Wall AMC (International) Holdings Company Limited ( formerly known as “Great Wall Pan Asia International Investment Co., Limited”),  an integrated financial services company where he is responsible for direct investment. From August 2012 to April 2017, Mr. Wang was a vice president of China Everbright Limited, focused on cross-border asset management and investment businesses. From 2007 until July 2012, Mr. Wang was a senior associate at China International Capital Corporation (HK) Limited.  Mr. Wang graduated from the University of Hong Kong with a master’s degree in Economics in 2007 and from Fudan University with a bachelor’s degree in Finance in 2006.

We believe Mr. Wang is well-qualified to serve as a member of our board due to his experience and success in investment management and his knowledge in finance and economics.

Employees

As of the date hereof, the Company has no employees except its four executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

NASDAQ Marketplace Rules and Home Country Practices

As long as we remain a foreign private issuer, we are permitted to follow home country practice in lieu of certain of Nasdaq’s corporate governance requirements that are applicable to U.S. companies listed on Nasdaq. Upon our listing on the Nasdaq Capital Market, we will certify to Nasdaq that our corporate governance practices are in compliance with, and are not prohibited by, BVI law. The significant ways in which our corporate governance practices differ from those followed by U.S. companies listed on Nasdaq are that, for so long as we remain a foreign private issuer:

●	in lieu of obtaining shareholder approval prior to the issuance of securities (including adoption of any equity incentive plan or issuance of shares relating to a business combination), we may comply with provisions of BVI law, which allow the board of directors to approve all share issuances.

●	in lieu of holding regularly scheduled meetings of the board of directors at which only independent directors are present, we may decide not to hold such regularly scheduled meetings.

As a foreign private issuer, we are not required to solicit proxies or provide proxy statements to Nasdaq pursuant to Nasdaq corporate governance rules or BVI law. Consistent with BVI law as applicable to us under our memorandum and articles, we will notify our shareholders of meetings no less than 10 days and no more than 60 days before the meeting. This notification will contain, among other things, information regarding business to be transacted at the meeting.

Other than the home country practices described above, we are not aware of any significant ways in which our corporate governance practices differ from those followed by U.S. domestic companies under the Nasdaq rules.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. The rules of NASDAQ and Rule 10A-3 of the Exchange Act as required by the rules of the NASDAQ, require that the audit committee and the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Since our Initial Public Offering, we have an audit committee of the board of directors. Messrs. Ning Wang, Thomas Folinsbee and Charles Prizzi serve as members of our audit committee. Mr. Ning Wang serves as chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. Messrs. Ning Wang, Thomas Folinsbee and Charles Prizzi are independent.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Ning Wang qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Since our Initial Public Offering, we have a compensation committee of the board of directors. The members of our Compensation Committee are Messrs. Ning Wang, Thomas Folinsbee and Charles Prizzi. Mr. Prizzi serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation in executive session at which the Chief Executive Officer is not present;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Messrs. Ning Wang, Thomas Folinsbee and Charles Prizzi. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders).

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Ning Wang, Thomas Folinsbee and Charles Prizzi, will expire at the first annual meeting. The term of office of the second class of directors, consisting of Mr. Peixin Xu and Dr. James Jiayuan Tong, will expire at the second annual meeting.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:

●	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Code of Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2017, there were no delinquent filers.

Limitation on Liability and Indemnification of Officers and Directors

Our memorandum and articles of association provide that, subject to certain limitations, we shall indemnify our directors and officers against all expenses, including legal fees, and against all judgments, fines and amounts paid in settlement and reasonably incurred in connection with legal, administrative or investigative proceedings. Such indemnity only applies if the person acted honestly and in good faith with a view to our best interests and, in the case of criminal proceedings, the person had no reasonable cause to believe that his or her conduct was unlawful. The decision of the directors as to whether the person acted honestly and in good faith and with a view to our best interests and as to whether the person had no reasonable cause to believe that his conduct was unlawful and is, in the absence of fraud, sufficient for the purposes of the memorandum and articles of association, unless a question of law is involved. The termination of any proceedings by any judgment, order, settlement, conviction or the entering of a nolle prosequi does not, by itself, create a presumption that the person did not act honestly and in good faith and with a view to our best interests or that the person had reasonable cause to believe that his conduct was unlawful.

We will enter into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our memorandum and articles of association. Our memorandum and articles of association also will permit us to purchase and maintain insurance on behalf of any officer or director who at the request of the Company is or was serving as a director or officer of, or in any other capacity is or was acting for, another company or a partnership, joint venture, trust or other enterprise, against any liability asserted against the person and incurred by the person in that capacity, whether or not the company has or would have had the power to indemnify the person against the liability as provided in the memorandum and articles of association. We will purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage shareholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11. Executive Compensation

We pay each of our independent directors an annual retainer in an aggregate of $38,400 (to be prorated for a partial term), payable in arrears commencing on the first anniversary of the closing of the Initial Public Offering and ending on the earlier of the consummation of our initial business combination and our liquidation. Until the earlier of the consummation of our initial business combination and our liquidation, we pay an affiliate of our Chairman a total of $5,000 per month for office space, utilities and secretarial and administrative services. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party for such services. Except as set forth above, no compensation was paid or will be paid to our sponsor, executive officers and directors, or any of their respective affiliates, prior to or in connection with the consummation of our initial business combination. Additionally, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All such fees would be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommenced, to the board of directors for determination, either by a committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Grants of Plan-Based Awards and Outstanding Equity Awards at Fiscal Year-End

We do not have any equity incentive plans under which to grant awards.

Employment Agreements

We do not currently have any written employment agreements with any of our directors and officers.

Retirement/Resignation Plans

We do not currently have any plans or arrangements in place regarding the payment to any of our executive officers following such person’s retirement or resignation.

Director Compensation

We have not paid our directors fees in the past for attending board meetings. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. We reimburse each director for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of February 14, 2018 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Prior to Offering

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Approximate Percentage of Outstanding Ordinary Shares
Peixin Xu (2)	1,117,725	(2)	19.2%
James Jiayuan Tong	391,650		4.9%
Peng Jin	*		*
Fan Bu	*		*
Charles Vincent Prizzi	*		*
Thomas Folinsbee	*		*
Ning Wang	*		*
All 5% or more beneficial owners, directors and executive officers as a group (seven individuals)	1,509,375		24.1%
Bison Capital Holding Company Limited (3)	1,117,725		19.2%
Boothbay Absolute Return Strategies LP (4)	446,248		5.59%
HGC Investment Management Inc. (5)	441,875		5.54%
Polar Asset Management Partners Inc.(6)	795,000		9.96%
Weiss Asset Management LP (7)	475,000		5.95%

*	Less than one percent
(1)	Unless otherwise indicated, the business address of each of the individuals is 609-610 21st Century Tower, No. 40 Liangmaqiao Road, Chaoyang District, Beijing 100016, China.
(2)	This amount includes 1,117,725 shares held by Bison Capital Holding Company Limited, which is beneficially owned by Fengyun Jiang (80%) and Peixin Xu (20%); Fengyun Jiang has voting and dispositive control over the securities held by Bison and disclaims beneficial ownership of the Ordinary Shares owned by Bison Capital Holding Company Limited, except to the extent of his pecuniary interest in such company.
(3)	Fengyun Jiang, who has an 80% ownership interest in Bison Capital Holding Company Limited and is Peixin Xu’s spouse, has voting and dispositive power over the shares held by such entity.
(4)	Boothbay Absolute Return Strategies LP, a Delaware limited partnership (the “Fund”), is managed by Boothbay Fund Management, LLC, a Delaware limited liability company (the “Adviser”). The Adviser, in its capacity as the investment manager of the Fund, has the power to vote and the power to direct the disposition of all Shares held by the Fund. Ari Glass is the Managing Member of the Adviser. Accordingly, for the purposes of Reg. Section 240.13d-3, the reporting persons herein may be deemed to beneficially own an aggregate of 446,248 ordinary shares. The address of the Fund is 810 7th Avenue, Suite 615, New York, NY 10019-5818.
(5)	HGC Investment Management Inc., a company incorporated under the laws of Canada, which serves as the investment manager to HGC Arbitrage Fund LP, an Ontario limited partnership, with respect to the shares held by HGC Investment Management Inc. on behalf of HGC Arbitrage Fund LP. The address of the business office of HGC Investment Management Inc. is 366 Adelaide, Suite 601, Toronto, Ontario M5V 1R9, Canada.
(6)	Polar Asset Management Partners Inc., a company incorporated under the laws on Ontario, Canada, which serves as the investment manager to Polar Multi Strategy Master Fund, a Cayman Islands exempted company and certain managed accounts, who collectively directly held shares of the Company. The address of the business office of Polar Asset Management Partners Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.
(7)

Weiss Asset Management LP, a Delaware limited partnership, is the sole investment manager to a private investment partnership and a private investment fund. WAM GP LLC, a Delaware limited liability company, is the sole general partner of Weiss Asset Management. Andrew Weiss, a United States citizen is the managing member of WAM GP. Shares reported for WAM GP, Andrew Weiss and Weiss Asset Management include shares beneficially owned by the partnership and the fund. Weiss Asset Management, WAM GP, and Andrew Weiss have a business address of 222 Berkeley St., 16th floor, Boston, Massachusetts 02116.

Changes in Control

N/A

Item 13. Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions

In December 2016, we issued an aggregate of 1,437,500 founder shares to our initial shareholders for an aggregate purchase price of $25,000 in cash, or approximately $0.017 per share. On June 19, 2017, the number of Founder Shares issued under the original subscription agreement was increased by way of the sub-division of each of the then existing Founder Shares on a 1.05 for 1 basis, resulting in the total number of Founder Shares becoming 1,509,375. The Founder Shares are identical to the shares sold in the Initial Public Offering, except that (1) the Founder Shares are subject to certain transfer restrictions as set forth in a certain share escrow agreement, (2) the Founder Shares were purchased pursuant to an exemption from the registration requirements of the Securities Act and will become tradable only after certain conditions are met or the resale of the Founder Shares is registered under the Securities Act, in addition to in accordance with the terms of the share escrow agreement, and (3) the Initial Shareholders have agreed (i) to waive their redemption rights with respect to any shares in connection with the consummation of Business Combination and (ii) to waive their liquidation rights with respect to their Founder Shares and private shares if the Company fails to complete a Business Combination within the Combination Period. All of the founder shares were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, at the time of our Initial Public Offering.

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

Simultaneously with the consummation of the Initial Public Offering, our sponsor, Bison Capital Holding Company Limited, and EarlyBird purchased an aggregate of 388,750 Private Units (or an aggregate purchase price of $3,887,500), of which 362,500 Private Units were purchased by Bison Capital and 26,250 Private Units were purchased by EarlyBird. In addition, on June 28, 2017, the Company consummated the sale of an additional 43,312 Placement Units at a price of approximately $10.00 per Unit, of which 39,375 Private Units were purchased by Bison Capital and 3,937 Private Units were purchased by EarlyBird, generating gross proceeds of $433,125. The proceeds from the sale of the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account.

The Private Units are identical to the Units sold in the Initial Public Offering, except that (i) Bison Capital and EarlyBird have agreed not to transfer, assign or sell any of the Private Units until after the completion of a Business Combination, subject to certain exceptions, (ii) the Private Units (including underlying securities) were purchased pursuant to an exemption from the registration requirements of the Securities Act and will become tradable only after certain conditions are met or the resale of the Private Units is registered under the Securities Act, and (iii) the warrants included in the Private Units (the “Private Warrants”), are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by Bison Capital or EarlyBird or their permitted transferees. However, the holders have agreed (a) to vote their private shares (representing the ordinary shares underlying the Private Units) and any Public Shares in favor of a Business Combination, (b) not to propose, or vote in favor of, an amendment to the Memorandum and Articles of Association, prior to and unrelated to a Business Combination, to affect the substance or timing of the Company’s obligation to redeem all Public Shares if it cannot complete a Business Combination within the Combination Period, unless the Company provides public shareholders an opportunity to redeem their Public Shares, (c) not to redeem any shares included in the Private Units (the “Private Shares”) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination or sell their shares to the Company in a tender offer in connection with a Business Combination, and (d) that the Private Shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated.

We have agreed to pay an affiliate of our sponsor $5,000 per month for office space, utilities and secretarial and administrative services, as we may require from time to time. We believe, based on rents and fees for similar services in the Beijing area, that the fee charged by our Chairman is at least as favorable as we could have obtained from an unaffiliated person.

Other than the $5,000 per-month administrative fee as described above, the $38,400 annual retainer payments to our independent directors as described below and reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to our sponsor, officers or directors, or to any of their respective affiliates, prior to or with respect to our initial business combination (regardless of the type of transaction that it is). Our independent directors review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and are responsible for reviewing and approving all related party transactions as defined under Item 404 of Regulation S-K, after reviewing each such transaction for potential conflicts of interests and other improprieties.

We pay each of our independent directors an annual retainer of $38,400 (to be prorated for a partial term), payable in arrears commencing on the first anniversary of the closing of the Initial Public Offering and ending on the earlier of the consummation of our initial business combination and our liquidation.

Prior to our Initial Public Offering, our sponsor advanced to us an aggregate of $159,304 and loaned to us $300,000 to cover expenses related to such offering. We repaid these advances and loan from the proceeds of our Initial Public Offering not placed in the trust account.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or our officers and directors may, but are not obligated to, loan us funds as may be required. If we consummate our initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the offering proceeds held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment, other than the interest on such proceeds that may be released to us for working capital purposes. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional private units at a price of $10.00 per unit (which, for example, would result in the holders being issued 55,000 private shares if $500,000 of notes were so converted since the 50,000 private rights included in the private units would result in the issuance of an additional 5,000 private shares upon the closing of our business combination, as well as 50,000 warrants to purchase 25,000 ordinary shares).

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

All ongoing and future transactions between us and any member of our management team or his or her respective affiliates will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable to us than are available from unaffiliated third parties. It is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that our initial business combination is fair to our public shareholders from a financial point of view.

Pursuant to a registration rights agreement we entered into on June 19, 2017, our initial shareholders and EarlyBird and their permitted transferees can demand that we register the founder shares, the private units and underlying securities and any securities issued upon conversion of working capital loans. The holders of the majority of the founder shares are entitled to demand that we register these shares at any time commencing three months prior to the first anniversary of the consummation of our initial business combination. The holders of the private units (or underlying securities) are entitled to demand that we register these securities at any time after we consummate our initial business combination. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the consummation of our initial business combination.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Messrs. Ning Wang, Thomas Folinsbee and Charles Prizzi is an “independent director” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2017 and 2016 totaled $24,500 and -0- respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We paid Marcum $65,565 and $12,500 for consultations concerning financial accounting and reporting standards during the year ended December 31, 2017 and 2016, respectively.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the years ended December 31, 2017 and 2016.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2017 and 2016.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Item 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report or incorporated herein by reference:

(1) Our Financial Statements are listed on page F-1 of this Annual Report.

(2) Financial Statement Schedules:

None

(3) Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
1.1	Underwriting Agreement, dated June 19, 2017, between the Company and EarlyBird as representative of the underwriters (1)
1.2	Letter Agreement, dated June 19, 2017, between the Company and EarlyBird (1)
3.1	Amended and Restated Memorandum of Association (1)
4.1	Warrant Agreement, dated June 19, 2017, between the Company and Continental Stock Transfer & Trust Company (1)
4.2	Rights Agreement, dated June 19, 2017, between the Company and Continental Stock Transfer & Trust Company (1)
4.3	Form of Unit Purchase Option between the Registrant and EBC (1)
10.1	Investment Management Trust Agreement, dated October 14, 2015, between the Company and Continental Stock Transfer & Trust Company (1)
10.2	Registration Rights Agreement, dated June 19, 2017, between the Company and security holders (1)
10.3	Letter Agreement, dated June 19, 2017, among the Company, EarlyBird and each shareholder, director and officer of the Company (1)
10.4	Administrative Services Agreement, dated June 19, 2017, between the Company and Bison Capital Holding Company Limited (1)
10.5	Escrow Agreement, dated June 19, 2017, among the Company, initial shareholders and Continental Stock Transfer & Trust Company (1)
10.6	Securities Purchase Agreement, dated December 20, 2016, between the Company and the sponsor (2)
10.7	Securities Purchase Agreement dated December 20, 2016, between the Company and James Jiayuan Tong (2)
10.8	Amended and Restated Unit Purchase Agreement, dated June 19, 2017, between the Company and sponsor (1)
10.9	Amended and Restated Unit Purchase Agreement. dated June 19, 2017, between the Company and EarlyBird (1)
10.10	Form of Indemnity Agreement (3)
10.11*	Finder Agreement, dated November 16, 2017, between the Company and EarlyBird.
14	Code of Ethics (3)
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on June 26, 2017.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on March 1, 2017.
(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the Commission on June 16, 2017.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BISON CAPITAL ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Bison Capital Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bison Capital Acquisition Corp. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2017 and for the period from October 7, 2016 (inception) through December 31, 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017 and for the period from October 7, 2016 (inception) through December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

Marcum llp

/s/ Marcum LLP

We have served as the Company’s auditor since 2016.

New York, NY

February 20, 2018

BISON CAPITAL ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Current Assets
Cash	$210,088	$298,199
Prepaid expenses and other current assets	89,530	—
Founder subscription receivable	—	25,000
Total Current Assets	299,618	323,199

Cash and marketable securities held in Trust Account	62,208,330	—
Deferred offering costs	—	229,753

TOTAL ASSETS	$62,507,948	$552,952

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$78,669	$—
Accrued offering costs	—	142,253
Advances from related party	1,804	87,500
Promissory note - related party	—	300,000
Total Current Liabilities	80,473	529,753

Commitments
Ordinary shares subject to possible redemption, 5,573,504 and -0- shares at redemption value as of December 31, 2017 and 2016, respectively	57,427,474	—

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 2,405,433 and 1,509,375 shares issued and outstanding (excluding 5,573,504 and -0- shares subject to possible redemption) as of December 31, 2017 and 2016, respectively	5,043,062	25,000
Accumulated deficit	(43,061)	(1,801)
Total Shareholders’ Equity	5,000,001	23,199

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$62,507,948	$552,952

The accompanying notes are an integral part of the financial statements.

BISON CAPITAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2017	For the Period from October 7, 2016 (inception) Through December 31, 2016

Operating and formation costs	$365,215	$1,801
Loss from operations	(365,215)	(1,801)

Other income:
Interest income	341,224	—
Unrealized loss on securities held in Trust Account	(17,269)	—
Net Loss	$(41,260)	$(1,801)

Weighted average shares outstanding, basic and diluted (1)	1,870,947	1,312,500
Basic and diluted net loss per ordinary share	$(0.18)	$(0.00)

(1)

Excludes an aggregate of up to 5,573,504 ordinary shares subject to redemption at December 31, 2017 and an aggregate of 196,875 shares that were subject to forfeiture at December 31, 2016 to the extent that the underwriters’ over-allotment option was not exercised in full.

The accompanying notes are an integral part of the financial statements.

BISON CAPITAL ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Year Ended December 31, 2017 and for the Period October 7, 2016 (inception) through December 31, 2016

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – October 7, 2016 (inception)	—	$—	$—	$—

Ordinary shares issued to initial shareholder	1,509,375	25,000	—	25,000

Net loss	—	—	(1,801)	(1,801)

Balance – December 31, 2016	1,509,375	25,000	(1,801)	23,199

Sale of 6,037,500 Units, net of underwriters discount and offering costs	6,037,500	58,124,811	—	58,124,811

Sale of 432,062 Private Units	432,062	4,320,625	—	4,320,625

Unit purchase option issued to underwriter	—	100	—	100

Ordinary shares subject to redemption	(5,573,504)	(57,427,474)	—	(57,427,474)

Net loss	—	—	(41,260)	(41,260)

Balance – December 31, 2017	2,405,433	$5,043,062	$(43,061)	$5,000,001

The accompanying notes are an integral part of the financial statements.

BISON CAPITAL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2017	For the Period from October 7, 2016 (inception) through December 31, 2016
Cash Flows from Operating Activities:
Net loss	$(41,260)	$(1,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(341,224)	—
Unrealized loss on marketable securities held in Trust Account	17,269	—
Changes in operating assets and liabilities:
Prepaid expenses	(89,530)	—
Accounts payable and accrued expenses	78,669	—
Net cash used in operating activities	(376,076)	(1,801)

Cash Flows from Investing Activities:
Investment of cash and securities held in Trust Account	(61,884,375)	—
Net cash used in investing activities	(61,884,375)	—

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares	25,000	—
Proceeds from sale of Units, net of underwriting discounts paid	58,563,750	—
Proceeds from sale of Private Units	4,320,625	—
Proceeds from sale of unit purchase option	100	—
Advances from related parties	71,804	—
Repayment of advances from related parties	(157,500)	—
Proceeds from promissory note – related party	—	300,000
Repayment of promissory note – related party	(300,000)	—
Payment of offering costs	(351,439)	—
Net cash provided by financing activities	62,172,340	300,000

Net Change in Cash and Cash Equivalents	(88,111)	298,199
Cash and Cash Equivalents - Beginning	298,199	—
Cash and Cash Equivalents - Ending	$210,088	$298,199

Non-cash investing and financing activities:
Accrued offering costs	$—	$142,253
Offering costs charged to additional paid in capital	$402,525	$—
Initial classification of common stock subject to possible redemption	$57,468,142	$—
Change in value of common stock subject to possible redemption	$(40,668)	$—
Payment of offering costs through advances from related party	$—	$87,500
Subscription receivable	$—	$25,000

The accompanying notes are an integral part of these financial statements.

BISON CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017 AND

FOR THE PERIOD FROM OCTOBER 7, 2016 (INCEPTION) THROUGH DECEMBER 31, 2016

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

As of December 31, 2017, the Company had not yet commenced any operations. All activity through December 31, 2017 relates to the Company’s formation, its initial public offering (“Initial Public Offering”) described below, and the identification and evaluation of prospective candidates for a Business Combination.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 388,750 units (the “Private Units”) at a price of $10.00 per Unit in a private placement to the Company’s sponsor, Bison Capital Holding Company Limited (“Bison Capital”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”) and their designees, generating gross proceeds of $3,887,500, which is described in Note 4.

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

Transaction costs amounted to $2,250,189, consisting of $1,811,250 of underwriting fees, and $438,939 of other costs. As of December 31, 2017, $210,088 of cash was held outside of the Trust Account and was available for working capital purposes.

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

BISON CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017 AND

FOR THE PERIOD FROM OCTOBER 7, 2016 (INCEPTION) THROUGH DECEMBER 31, 2016

The Company’s sponsor, officers and directors (the “Initial Shareholders”) have agreed (a) to vote their Founder Shares (as defined in Note 5) shares in Private Units and any shares acquired in or after the Initial Public Offering in favor of a Business Combination, (b) not to propose, or vote in favor of, prior to and unrelated to an initial Business Combination, an amendment to the Company’s Memorandum and Articles of Association that would affect the substance or timing of the Company’s redemption obligation to redeem all Public Shares if the Company cannot complete an initial Business Combination by March 23, 2019 (the “Combination Period”), unless the Company provides public shareholders an opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) and (d) that the Founder Shares and Private Units or the securities underlying the Private Units shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated.

If the Company is unable to complete a Business Combination by the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares (including any public units in the Initial Public Offering or any public units or shares that the Initial Shareholders or their affiliates purchased in the Initial Public Offering or later acquired in the open market or in private transactions) which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject (in each case of (ii) and (iii) above) to its obligations to provide for claims of creditors and the requirements of applicable law. In connection with the redemption of 100% of the Company’s outstanding Public Shares each holder will receive a full pro rata portion of the amount then in the Trust Account plus any pro rata interest earned on the funds held in the Trust Account (net of any taxes payable).

The Initial Shareholders have agreed to waive their redemption rights with respect to the Founder Shares and the shares underlying the Private Units (i) in connection with the consummation of a Business Combination and (ii) if the Company fails to consummate a Business Combination within the Combination Period. The Initial Shareholders have agreed to waive their redemption rights with respect to any acquired Public Shares in connection with the consummation of a Business Combination. However, if the Company’s Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to redemption rights with respect to such Public Shares if the Company fails to consummate a Business Combination within the Combination Period. In the event of such redemption, it is possible that the per share value of the assets remaining available for redemption (including Trust Account assets) will be less than the $10.25 per unit.

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

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its Initial Shareholders and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of December 31, 2017, the Company had $210,088 held outside of the Trust Account. Interest earned on the Trust Account balance through December 31, 2017 available to be released to the Company for the payment of income tax obligations amounted to approximately $324,000. In November 2017, the Sponsor committed to provide loans to the Company up to an aggregate of $100,000 (see Note 5). As of December 31, 2017, the Company has not drawn upon the loan. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or March 23, 2019, the date that the Company will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated.

BISON CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017 AND

FOR THE PERIOD FROM OCTOBER 7, 2016 (INCEPTION) THROUGH DECEMBER 31, 2016

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2017 and 2016.

Cash and Marketable Securities held in Trust Account

At December 31, 2017, the assets held in the Trust Account were held in cash and U.S. Treasury Bills and are classified as trading securities.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2017, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

BISON CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017 AND

FOR THE PERIOD FROM OCTOBER 7, 2016 (INCEPTION) THROUGH DECEMBER 31, 2016

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2017 and 2016 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s tax provision is zero because the Company is organized in the British Virgin Islands with no connection to any other taxable jurisdiction. As such, the Company has no deferred tax assets. The Company is considered to be an exempted British Virgin Islands Company, and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at December 31, 2017, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic income per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. As of December 31, 2016, weighted average shares were reduced for the effect of an aggregate of up to 196,875 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters in part or in full. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 3,234,781 ordinary shares, (2) rights sold in the Initial Public Offering and private placement that convert into 646,957 ordinary shares, and (3) 157,500 ordinary shares, warrants to purchase 78,750 ordinary shares and rights that convert into 15,750 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods.

Reconciliation of Net Loss per Ordinary Share

The Company’s net loss is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	For the Year Ended December 31,	For the Period from October 7, 2016 (inception) through December 31,
	2017	2016
Net loss	$(41,260)	$(1,801)
Less: Income attributable to ordinary shares subject to redemption	(299,043)	—
Adjusted net loss	(340,303)	(1,801)

Weighted average shares outstanding, basic and diluted	1,870,947	1,312,500

Basic and diluted net loss per ordinary share	$(0.18)	$(0.00)

BISON CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017 AND

FOR THE PERIOD FROM OCTOBER 7, 2016 (INCEPTION) THROUGH DECEMBER 31, 2016

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the amount covered by government-provided insurance, if any, and in the event of non-performance by financial institutions may expose the Company to a loss. Any amounts held within the United States may exceed the Federal depository insurance coverage of $250,000. At December 31, 2017 and 2016, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

BISON CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017 AND

FOR THE PERIOD FROM OCTOBER 7, 2016 (INCEPTION) THROUGH DECEMBER 31, 2016

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In December 2016, the Company issued 1,437,500 ordinary shares to some of its Initial Shareholders (the “Founder Shares”) for an aggregate purchase price of $25,000. The Company received payment for the Founder Shares in January and February 2017. Accordingly, as of December 31, 2016, the $25,000 payment due to the Company is recorded as founder subscription receivable in the accompanying balance sheets. On June 19, 2017, the number of Founder Shares issued under the original subscription agreement was increased by way of the sub-division of each of the then existing Founder Shares on a 1.05 for 1 basis, resulting in the total number of Founder Shares becoming 1,509,375, with 196,875 of such shares being subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part. All share and per share amounts have been retroactively restated to reflect the 1.05 for 1 sub-division. The Founder Shares are identical to the Public Shares sold in the Initial Public Offering, except that (1) the Founder Shares are subject to certain transfer restrictions as set forth in certain share escrow agreement, (2) the Founder Shares were purchased pursuant to an exemption from the registration requirements of the Securities Act and will become tradable only after certain conditions are met or the resale of the Founder Shares is registered under the Securities Act, in addition to in accordance with the terms of the share escrow agreement, and (3) the Initial Shareholders have agreed (i) to waive their redemption rights with respect to any shares in connection with the consummation of Business Combination and (ii) to waive their liquidation rights with respect to their Founder Shares and private shares if the Company fails to complete a Business Combination within the Combination Period.

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

Related Party Advances

Prior to the closing of the Initial Public Offering, Bison Capital advanced the Company an aggregate of $159,304 to be used for the payment of costs related to the Initial Public Offering. The advances are non-interest bearing, unsecured and due on demand. Advances in the amount of $157,500 was repaid shortly after the closing of the Initial Public Offering. As of December 31, 2017 and 2016, advances outstanding amounted to $1,804 and $87,500, respectively.

Administrative Services Arrangement

Bison Capital entered into an agreement whereby, commencing on June 19, 2017 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company will pay Bison Capital $5,000 per month for these services. For the year ended December 31, 2017, the Company incurred $35,000, in fees for these services, which is included in accounts payable and accrued expenses in the accompanying balance sheets at December 31, 2017.

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

BISON CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017 AND

FOR THE PERIOD FROM OCTOBER 7, 2016 (INCEPTION) THROUGH DECEMBER 31, 2016

NOTE 6. COMMITMENTS AND CONTINGENCIES

Director Compensation

The Company will pay its independent directors an annual retainer in an aggregate amount of $38,400 (to be prorated for a partial term), payable in arrears commencing on the first anniversary of the Initial Public Offering and ending on the earlier of a Business Combination and the Company’s liquidation. For the year ended December 31, 2017, the Company recorded $38,400 in director’s fees, of which $19,200 is included in accounts payable and accrued expenses in the accompanying balance sheets at December 31, 2017. As of December 31, 2017, the Company has paid $19,200 in director’s fees.

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

Finders Agreement

On November 16, 2017, the Company entered into a finder agreement (the “Finder Agreement”) with EarlyBirdCapital pursuant to which EarlyBirdCapital will introduce potential targets (the “Targets”) to the Company on a nonexclusive basis in connection with a Business Combination. The Company shall pay EarlyBirdCapital for its services, upon the closing (or closings) of a Business Combination with a Target, a cash fee equal to one percent (1.0%) of the Total Consideration (as defined in the Finder Agreement) deducting any finder fee, advisor fee or any other type of service fee or compensation that Target has paid or has agreed to pay to EarlyBirdCapital in connection with such Business Combination. The Company shall also reimburse EarlyBirdCapital for all out-of-pocket expenses incurred and such expenses shall not exceed $10,000 in the aggregate through the termination of the Finder Agreement unless otherwise consented to in writing by the Company in advance.

Unit Purchase Option

The Company sold to the underwriter and its designees, for $100, an option to purchase up to 157,500 units exercisable at $10.00 per unit (or an aggregate exercise price of $1,575,000) commencing on the later of the first anniversary of the effective date of the registration statement related to the Initial Public Offering and the consummation of a Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement related to the Initial Public Offering. The units issuable upon exercise of this option are identical to the Units offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The Company estimated the fair value of the unit purchase option to be approximately $528,441 (or $3.36 per Unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.77% and (3) expected life of five years. The unit purchase option and such units purchased pursuant to the unit purchase option, as well as the ordinary shares underlying such units, the rights included in such units, the ordinary shares that are issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASDAQ Conduct Rules. Additionally, the unit purchase option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners. The unit purchase option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the unit purchase option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price.

BISON CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017 AND

FOR THE PERIOD FROM OCTOBER 7, 2016 (INCEPTION) THROUGH DECEMBER 31, 2016

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At December 31, 2017 and 2016, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2017 and 2016, there were 2,405,433 and 1,509,375 ordinary shares issued and outstanding, respectively (excluding 5,573,504 and -0- ordinary shares subject to possible redemption).

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

BISON CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017 AND

FOR THE PERIOD FROM OCTOBER 7, 2016 (INCEPTION) THROUGH DECEMBER 31, 2016

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

NOTE 8. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2017 and 2016, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2017	December 31, 2016
Assets:
Cash and securities held in Trust Account	1	$62,208,330	$—

NOTE 9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BISON CAPITAL ACQUISITION CORP.

Date: February 20, 2018	By:	/s/ James Jiayuan Tong
James Jiayuan Tong
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Fan Bu
Fan Bu
Chief Financial Officer and Principal Accounting Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Peixin Xu	President and Chairman of the Board	February 20, 2018
Peixin Xu

/s/ James Jiayuan Tong	Chief Executive Officer and Director	February 20, 2018
James Jiayuan Tong

/s/ Fan Bu	Chief Financial Officer and	February 20, 2018
Fan Bu	Principal Accounting Officer

/s/ Peng Jin	Chief Operating Officer and Secretary	February 20, 2018
Peng Jin

/s/ Thomas Folinsbee	Independent Director	February 20, 2018
Thomas Folinsbee

/s/ Charles Vincent Prizzi	Independent Director	February 20, 2018
Charles Vincent Prizzi
/s/ Ning Wang	Independent Director	February 20, 2018
Ning Wang

72