Form 10-Q
period 2018-03-31
Bison Capital Acquisition Corp.
filed 2018-05-14
CIK 1697805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☒

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

As of May 11, 2018, 7,978,937 ordinary shares of the registrant, no par value per share, were issued and outstanding.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BISON CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$142,879	$210,088
Prepaid expenses and other current assets	67,521	89,530
Total current assets	210,400	299,618

Cash and marketable securities held in Trust Account	62,409,680	62,208,330
Total Assets	$62,620,080	$62,507,948

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$115,367	$78,669
Advances from related party	1,804	1,804
Total Current Liabilities	117,171	80,473

Commitments and Contingencies
Ordinary shares subject to redemption, 5,562,820 and 5,573,504 shares at redemption value as of March 31, 2018 and December 31, 2017, respectively	57,502,908	57,427,474

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 2,416,117 and 2,405,433 shares issued and outstanding (excluding 5,562,820 and 5,573,504 shares subject to redemption) as of March 31, 2018 and December 31, 2017, respectively	4,967,628	5,043,062
Retained earnings / (Accumulated deficit)	32,373	(43,061)
Total Shareholders’ Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$62,620,080	$62,507,948

The accompanying notes are an integral part of the unaudited condensed financial statements.

BISON CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Operating costs	$125,916	$73
Loss from operations	(125,916)	(73)

Other income:
Interest income	220,841	—
Unrealized loss on marketable securities held in Trust Account	(19,491)	—
Net income (loss)	$75,434	$(73)

Weighted average shares outstanding, basic and diluted (1)	2,405,433	1,312,000

Basic and diluted net loss per ordinary share (2)	$(0.05)	$(0.00)

(1)	Excludes an aggregate of up to 5,562,820 ordinary shares subject to redemption at March 31, 2018 and an aggregate of 196,875 shares that were subject to forfeiture at March 31, 2017 to the extent that the underwriters’ over-allotment option was not exercised in full.

(2)	Net loss per ordinary share - basic and diluted excludes interest income attributable to ordinary shares subject to redemption of $185,524 and -0- for the three months ended March 31, 2018 and 2017, respectively.

The accompanying notes are an integral part of the unaudited condensed financial statements.

BISON CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$75,434	$(73)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(220,841)	—
Unrealized loss on marketable securities held in Trust Account	19,491	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	22,009	—
Accounts payable and accrued expenses	36,698	—
Net cash used in operating activities	(67,209)	(73)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares	—	25,000
Advances from related parties	—	1,804
Repayment of advances from related parties	—	(87,500)
Payment of offering costs	—	(176,459)
Net cash used in financing activities	—	(237,155)

Net Change in Cash	(67,209)	(237,228)
Cash – Beginning	210,088	298,199
Cash – Ending	$142,879	$60,971

Non-Cash investing and financing activities:
Accrued offering costs	$—	$31,205
Change in value of common stock subject to possible redemption	$34,766	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

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

As of March 31, 2018, the Company had not yet commenced any operations. All activity through March 31, 2018 relates to the Company’s formation, its initial public offering (“Initial Public Offering”) described below, and the identification and evaluation of prospective candidates for a Business Combination.

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

Transaction costs amounted to $2,250,189, consisting of $1,811,250 of underwriting fees, and $438,939 of other costs. As of March 31, 2018, $142,879 of cash was held outside of the Trust Account and was available for working capital purposes.

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

MARCH 31, 2018

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

If the Company is unable to complete a Business Combination in the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares (including any public units in the Initial Public Offering or any public units or shares that the Initial Shareholders or their affiliates purchased in the Initial Public Offering or later acquired in the open market or in private transactions) which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject (in each case of (ii) and (iii) above) to its obligations to provide for claims of creditors and the requirements of applicable law. In connection with the redemption of 100% of the Company’s outstanding Public Shares each holder will receive a full pro rata portion of the amount then in the Trust Account plus any pro rata interest earned on the funds held in the Trust Account (net of any taxes payable).

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

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its Initial Shareholders and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of March 31, 2018, the Company had $142,879 held outside of the Trust Account. Interest earned on the Trust Account balance through March 31, 2018 available to be released to the Company for the payment of income tax obligations amounted to approximately $525,000. In November 2017, the Sponsor committed to provide loans to the Company up to an aggregate of $100,000 (see Note 5) and in April 2018, the Sponsor committed to provide an additional $300,000 in loans to the Company (see Note 9). As of March 31, 2018, the Company has not drawn upon the loan. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or March 23, 2019, the date that the Company will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated.

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on February 21, 2018, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis. The financial information as of December 31, 2017 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year December 31, 2017. The interim results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2018 and December 31, 2017.

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

Cash and Marketable Securities held in Trust Account

At March 31, 2018, the assets held in the Trust Account were held in cash and U.S. Treasury Bills and are classified as trading securities.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2018 and December 31, 2017, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2018 and December 31, 2017 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On December 22, 2017 the U.S.  Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to revalue its deferred tax assets and liabilities at the new rate.

Net income (loss) per share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at March 31, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. As of March 31, 2017, weighted average shares were reduced for the effect of an aggregate of up to 196,875 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters in part or in full. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 3,234,781 ordinary shares, (2) rights sold in the Initial Public Offering and private placement that convert into 646,957 ordinary shares, and (3) 157,500 ordinary shares, warrants to purchase 78,750 ordinary shares and rights that convert into 15,750 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted income (loss) per share, since the exercise of the warrants and the conversion of the rights into ordinary shares is contingent upon the occurrence of future events. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods.

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

Reconciliation of Net Income (Loss) per Ordinary Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$75,434	$(73)
Less: Income attributable to ordinary shares subject to redemption	(185,524)	—
Adjusted net loss	(110,090)	(73)

Weighted average shares outstanding, basic and diluted	2,405,433	1,312,500

Basic and diluted net loss per ordinary share	$(0.05)	$(0.00)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the amount covered by government-provided insurance, if any, and in the event of non-performance by financial institutions may expose the Company to a loss. Any amounts held within the United States may exceed the Federal depository insurance coverage of $250,000. At March 31, 2018 and December 31, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In December 2016, the Company issued 1,437,500 ordinary shares to some of its Initial Shareholders (the “Founder Shares”) for an aggregate purchase price of $25,000, for which payment was received in January and February 2017. On June 19, 2017, the number of Founder Shares issued under the original subscription agreement was increased by way of the sub-division of each of the then existing Founder Shares on a 1.05 for 1 basis, resulting in the total number of Founder Shares becoming 1,509,375, with 196,875 of such shares being subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part. As a result of the underwriters’ election to exercise their over-allotment option in full on June 28, 2017, 196,875 Founder Shares are no longer subject to forfeiture.

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

Related Party Advances

Prior to the closing of the Initial Public Offering, Bison Capital advanced the Company an aggregate of $159,304 to be used for the payment of costs related to the Initial Public Offering. The advances are non-interest bearing, unsecured and due on demand. Advances in the amount of $157,500 was repaid shortly after the closing of the Initial Public Offering. As of March 31, 2018 and December 31, 2017, advances outstanding amounted to $1,804.

Administrative Services Arrangement

Bison Capital entered into an agreement whereby, commencing on June 19, 2017 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company will pay Bison Capital $5,000 per month for these services. For the three months ended March 31, 2018, the Company incurred $12,500 in fees for these services. At March 31, 2018 and December 31, 2017, $47,500 and $35,000 in administrative fees, respectively, are included in accounts payable and accrued expenses in the accompanying balance sheets.

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

Related Party Loans

As of March 31 2018, Bison has committed to provide loans to the Company up to an aggregate of $100,000 in order to finance transaction costs in connection with a Business Combination. The loans are evidenced by a promissory note, are non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. As of March 31, 2018, there were no amounts outstanding under the loans (see Note 9).

Other than as described above, in order to finance transaction costs in connection with a Business Combination, Bison Capital or the Company’s officers and directors or their respective affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per unit (the “Working Capital Units”).

NOTE 6. COMMITMENTS AND CONTINGENCIES

Director Compensation

The Company will pay its independent directors an annual retainer in an aggregate amount of $38,400 (to be prorated for a partial term), payable in arrears commencing on the first anniversary of the Initial Public Offering and ending on the earlier of a Business Combination and the Company’s liquidation. At March 31 2018 and December 31, 2017, $19,200 is included in accounts payable and accrued expenses in the accompanying balance sheets. Through March 31, 2018, the Company has paid $19,200 in director’s fees.

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

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At March 31, 2018 and December 31, 2017, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2018 and December 31, 2017, there were 2,416,117 and 2,405,433 ordinary shares issued and outstanding, respectively (excluding 5,562,820 and 5,573,504 ordinary shares subject to possible redemption).

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

MARCH 31, 2018

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

The Company may call the warrants for redemption (excluding the Private Warrants, but including any outstanding warrants issued upon exercise of the unit purchase option issued to EarlyBirdCapital), in whole and not in part, at a price of $0.01 per warrant:

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

MARCH 31, 2018

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2018	December 31, 2017
Assets:
Cash and securities held in Trust Account	1	$62,409,680	$62,208,330

NOTE 9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify subsequent events that would have required adjustment or disclosure in the financial statements.

In April 2018, Bison committed to provide an additional $300,000 in loans to the Company in order to finance transaction costs in connection with a Business Combination, bringing the total commitment amount to $400,000 in the aggregate. The loans are evidenced by a promissory note, are non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. There were no amounts outstanding under the loans.

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

For the three months ended March 31, 2018, we had a net income of $75,434, which consists of $220,841 of interest income on marketable securities held in a trust account established for the benefit of the Company’s public stockholders (the “Trust Account”), offset by operating costs of $125,916 and unrealized losses on marketable securities held in the Trust Account of $19,491.

For the three months ended March 31, 2017, we had a net loss of $73, which consists of operating costs of $73.

Liquidity and Capital Resources

On June 23, 2017, we consummated the initial public offering (the “Initial Public Offering”) of 5,250,000 units (the “Units”), at a price of $10.00 per Unit, generating gross proceeds of $52,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 388,750 private units (the “Private Units”), to our sponsor and EarlyBirdCapital, the underwriter, and their designees, generating gross proceeds of $3,887,500 (the “Private Placement”).

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

As of March 31, 2018, we had $142,879 of cash held outside the Trust Account, after payments of all costs related to the Initial Public Offering and the exercise of the over-allotment option, and available for working capital purposes. In addition, as of March 31, 2018, we had $115,367 of accounts payable and accrued expenses.

As of March 31, 2018, we had cash and securities held in the Trust Account of $62,409,680, consisting of U.S Treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. Through March 31, 2018, we did not withdraw any funds from the interest earned on the Trust Account.

For the three months ended March 31, 2018, cash used in operating activities amounted to $67,209, resulting primarily from interest earned on marketable securities held in the Trust Account of $220,841 which is not available to the Company except for the payment of its tax obligations, offset by net income of $75,434 and an unrealized loss on marketable securities held in our Trust Account of $19,491. Changes in operating assets and liabilities provided $58,707 of cash for operating activities.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following critical accounting policy.

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2018 and December 31, 2017, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2018, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Bison Capital Acquisition Corp.

Date: May 14, 2018	By:	/s/ James Jiayuan Tong
James Jiayuan Tong
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 14, 2018	By:	/s/ Fan Bu
Fan Bu
Chief Financial Officer and Principal Accounting Officer
(Principal Financial and Accounting Officer)