Form 10-Q
period 2018-06-30
Bison Capital Acquisition Corp.
filed 2018-08-07
CIK 1697805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 6, 2018, 7,978,937 ordinary shares of the registrant, no par value per share, were issued and outstanding.

i

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BISON CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$317,558	$210,088
Prepaid expenses and other current assets	82,538	89,530
Total current assets	400,096	299,618

Marketable securities held in Trust Account	62,666,293	62,208,330
Total Assets	$63,066,389	$62,507,948

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$94,333	$78,669
Advances from related party	1,804	1,804
Promissory note – related party	400,000	—
Total Current Liabilities	496,137	80,473

Commitments and Contingencies

Ordinary shares subject to redemption, 5,546,529 and 5,573,504 shares at redemption value as of June 30, 2018 and December 31, 2017, respectively	57,570,251	57,427,474

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 2,432,408 and 2,405,433 shares issued and outstanding (excluding 5,546,529 and 5,573,504 shares subject to redemption) as of June 30, 2018 and December 31, 2017, respectively	4,900,285	5,043,062
Retained earnings / (Accumulated deficit)	99,716	(43,061)
Total Shareholders’ Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$63,066,389	$62,507,948

The accompanying notes are an integral part of the unaudited condensed financial statements.

BISON CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Operating costs	$189,270	$20,841	$315,186	$20,914
Loss from operations	(189,270)	(20,841)	(315,186)	(20,914)

Other income:
Interest income	257,452	6,534	478,293	6,534
Unrealized loss on marketable securities held in Trust Account	(839)	(17,375)	(20,330)	(17,375)
Net income (loss)	$67,343	$(31,682)	$142,777	$(31,755)

Weighted average shares outstanding, basic and diluted (1)	2,416,117	1,380,825	2,410,805	1,346,851

Basic and diluted net loss per ordinary share	$(0.07)	$(0.02)	$(0.12)	$(0.02)

(1)	Excludes an aggregate of up to 5,546,529 and 5,604,590 ordinary shares subject to redemption at June 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of the unaudited condensed financial statements.

BISON CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$142,777	$(31,755)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(478,293)	(6,534)
Unrealized loss on marketable securities held in Trust Account	20,330	17,375
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,992	(24,500)
Accounts payable and accrued expenses	15,664	30,597
Net cash used in operating activities	(292,530)	(14,817)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(61,884,375)
Net cash used in investing activities	—	(61,884,375)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	58,563,750
Proceeds from sale of Private Units	—	4,320,625
Proceeds from sale of unit purchase option	—	100
Advances from related parties	—	71,804
Repayment of advances from related parties	—	(157,500)
Proceeds from promissory note – related party	400,000	—
Repayment of promissory note – related party	—	(300,000)
	—	(351,439)
Net cash provided by financing activities	400,000	62,172,340

Net Change in Cash	107,470	273,148
Cash – Beginning	210,088	298,199
Cash – Ending	$317,558	$571,347

Non-Cash investing and financing activities:
Offering costs charged to additional paid in capital	$—	$402,525
Initial classification of common stock subject to possible redemption	$—	$57,468,142
Change in value of common stock subject to possible redemption	$102,109	$(31,163)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

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

All activity through June 30, 2018 relates to the Company’s formation, the consummation of its initial public offering of 6,037,500 units (the “Initial Public Offering”), the simultaneous sale of 432,062 units (the “Private Units”) in a private placement to the Company’s sponsor, Bison Capital Holding Company Limited (“Bison Capital”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”) and their designees, and identifying a target company for a Business Combination.

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Initial Public Offering (the “Initial Shareholders”) and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of June 30, 2018, the Company had $317,558 held outside of the Trust Account. Interest earned on the Trust Account balance through June 30, 2018 available to be released to the Company for the payment of income tax obligations amounted to approximately $782,000. As of June 30, 2018, the Sponsor has loaned the Company an aggregate of $400,000. In July 2018, the Sponsor committed to provide an additional $200,000 in loans to the Company (see Note 7). Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or March 23, 2019, the date that the Company will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on February 21, 2018, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis. The financial information as of December 31, 2017 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year December 31, 2017. The interim results for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

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

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company's financial statements.

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at June 30, 2018 and 2017, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 3,234,781 ordinary shares, (2) rights sold in the Initial Public Offering and private placement that convert into 646,957 ordinary shares, and (3) 157,500 ordinary shares, warrants to purchase 78,750 ordinary shares and rights that convert into 15,750 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Reconciliation of Net Loss per Ordinary Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$67,343	$(31,682)	$142,777	$(31,755)
Less: Loss (income) attributable to ordinary shares subject to redemption	(235,750)	10,064	(420,731)	10,064
Adjusted net loss	(168,407)	(21,618)	(277,954)	(21,691)

Weighted average shares outstanding, basic and diluted	2,416,117	1,380,825	2,410,805	1,346,851

Basic and diluted net loss per ordinary share	$(0.07)	$(0.02)	$(0.12)	$(0.02)

NOTE 3. RELATED PARTY TRANSACTIONS

Promissory Note – Related Party

As of June 30, 2018, Bison Capital loaned the Company an aggregate of $400,000 in order to finance transaction costs in connection with a Business Combination (see Note 7). The loans are evidenced by a promissory note, are non-interest bearing, unsecured and due to be paid upon the consummation of a Business Combination.

Administrative Services Arrangement

Bison Capital entered into an agreement whereby, commencing on June 19, 2017 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company will pay Bison Capital $5,000 per month for these services. For the three and six months ended June 30, 2018, the Company incurred $15,000 and $27,500, respectively, in fees for these services. For the three and six months ended June 30, 2017, the Company incurred $5,000 in fees for these services. At June 30, 2018 and December 31, 2017, $62,500 and $35,000 in administrative fees, respectively, are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

NOTE 4. COMMITMENTS AND CONTINGENCIES

Director Compensation

The Company will pay its independent directors an annual retainer in an aggregate amount of $38,400 (to be prorated for a partial term), payable in arrears commencing on the first anniversary of the Initial Public Offering and ending on the earlier of a Business Combination and the Company’s liquidation. At June 30, 2018 and December 31, 2017, $0 and $19,200, respectively, is included in accounts payable and accrued expenses in the accompanying condensed balance sheets. Through June 30, 2018, the Company has paid $38,400 in director’s fees.

Registration Rights

Pursuant to a registration rights agreement entered into on June 19, 2017, the holders of the ordinary shares issued to the Initial shareholders (the “Founder Shares”), Private Units (and underlying securities) and working capital units (and underlying securities) are entitled to registration rights. The holders of a majority-in-interest of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding anything to the contrary, EarlyBirdCapital may participate in a “piggy-back” registration only during the seven year period beginning on the effective date of the registration statement. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act of 1993, as amended, to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Business Combination Marketing Agreement

On June 19, 2017, the Company entered into a Business Combination Marketing Agreement with EarlyBirdCapital wherein EarlyBirdCapital would act as an advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3% of the gross proceeds of the Company’s Initial Public Offering (exclusive of any applicable finders’ fees which might become payable). Notwithstanding the foregoing, the fee will be reduced by an amount equal to 2% of the dollar amount of purchases of the Company’s ordinary shares by investors introduced to the Company by Bison Capital or the Company’s officers, directors or their respective affiliates following announcement by the Company of a proposed vote on such Business Combination and do not seek conversion of their shares in connection with such proposed Business Combination; provided, however, that the fee will not be reduced by more than $500,000.

Finders Agreement

On November 16, 2017, the Company entered into a finder agreement (the “Finder Agreement”) with EarlyBirdCapital pursuant to which EarlyBirdCapital will introduce potential targets (the “Targets”) to the Company on a nonexclusive basis in connection with a Business Combination. The Company shall pay EarlyBirdCapital for its services, upon the closing (or closings) of a Business Combination with a Target, a cash fee equal to 1.0% of the Total Consideration (as defined in the Finder Agreement) deducting any finder fee, advisor fee or any other type of service fee or compensation that Target has paid or has agreed to pay to EarlyBirdCapital in connection with such Business Combination. The Company shall also reimburse EarlyBirdCapital for all out-of-pocket expenses incurred and such expenses shall not exceed $10,000 in the aggregate through the termination of the Finder Agreement unless otherwise consented to in writing by the Company in advance.

NOTE 5. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At June 30, 2018 and December 31, 2017, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2018 and December 31, 2017, there were 2,432,408 and 2,405,433 ordinary shares issued and outstanding, respectively (excluding 5,546,529 and 5,573,504 ordinary shares subject to possible redemption).

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

NOTE 6. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2018	December 31, 2017
Assets:
Marketable securities held in Trust Account	1	$62,666,293	$62,208,330

NOTE 7. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify subsequent events that would have required adjustment or disclosure in the financial statements.

In July 2018, Bison Capital committed to provide an additional $200,000 in loans to the Company in order to finance transaction costs in connection with a Business Combination. The loans will be evidenced by a promissory note, will be non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2018 were organizational activities and those necessary to prepare for the Initial Public Offering and private placement and the identification and evaluation of prospective candidates for a Business Combination. Since the completion of our Initial Public Offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our Business Combination. We will generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2018, we had a net income of $67,343 and $142,777, respectively, which consists of $257,452 and $478,293, respectively, of interest income on marketable securities held in a trust account established for the benefit of the Company’s public stockholders (the “Trust Account”), offset by operating costs of $189,270 and $315,186, respectively, and unrealized losses on marketable securities held in the Trust Account of $839, and $20,330, respectively.

For the three and six months ended June 30, 2017, we had a net loss of $31,682 and $31,755, respectively, which consists of operating costs of $20,841 and $20,914, respectively, and an unrealized loss on marketable securities held in the Trust Account of $17,375, offset by interest income on marketable securities held in the Trust Account of $6,534.

Liquidity and Capital Resources

As of June 30, 2018, we had $317,558 of cash held outside the Trust Account available for working capital purposes. In addition, as of June 30, 2018, we had $94,333 of accounts payable and accrued expenses.

As of June 30, 2018, we had marketable securities held in the Trust Account of $62,666,293 consisting of U.S Treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. Through June 30, 2018, we did not withdraw any funds from the interest earned on the Trust Account.

As of June 30, 2018, the sponsor loaned us an aggregate of $400,000 in order to finance transaction costs in connection with a Business Combination. The loans are evidenced by a promissory note, are non-interest bearing, unsecured and due to be paid upon the consummation of a Business Combination.

For the six months ended June 30, 2018, cash used in operating activities amounted to $292,530. Net income of $142,777 was impacted by interest earned on marketable securities held in the Trust Account of $478,293 which is not available to the Company except for the payment of its tax obligations and an unrealized loss on marketable securities held in our Trust Account of $20,330. Changes in operating assets and liabilities provided $22,656 of cash for operating activities.

For the six months ended June 30, 2017, cash used in operating activities amounted to $14,817. Our net loss of $31,755 was impacted by interest earned on marketable securities held in the Trust Account of $6,534 and an unrealized loss on marketable securities held in our Trust Account of $17,375. Changes in operating assets and liabilities provided $6,097 of cash for operating activities.

We intend to use substantially all of the net proceeds of the Initial Public Offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto, including a fee payable to EarlyBirdCapital for its services in connection with our Business Combination upon the consummation of such combination in an amount equal to 3% of the gross proceeds of the Initial Public Offering, which will be reduced by an amount equal to 2% of the dollar amount of purchases of our ordinary shares by investors introduced to us by our sponsor, officers, directors or their respective affiliates following announcement by us of a proposed initial business combination, where such investors hold the purchased ordinary shares through the vote on such business combination and do not seek conversion of their shares in connection with such proposed business combination; provided, however, that the fee will not be reduced by more than $500,000. In addition, the Company will pay EarlyBirdCapital for its services in connection with the finder’s agreement upon the consummation of a Business Combination. The cash fee will be equal to one percent (1.0%) of the Total Consideration (as defined in the Finder Agreement) deducting any finder fee, advisor fee or any other type of service fee or compensation that Target has paid or has agreed to pay to EarlyBirdCapital in connection with such Business Combination. The Company shall also reimburse EarlyBirdCapital for all out-of-pocket expenses incurred and such expenses shall not exceed $10,000 in the aggregate through the termination of the Finder Agreement unless otherwise consented to in writing by the Company in advance. To the extent that our capital stock is used in whole or in part as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

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

Based upon (i) amounts held outside the Trust Account, (ii) interest earned on the Trust Account available to be released to the Company for that payment of income tax obligations, (iii) loans that the Sponsor has provided to the Company and (iv) loans that the Sponsor has committed to provide to the Company, in each case as described herein, we believe we have sufficient funds to meet the expenditures required for operating our business through March 23, 2019, the date that the Company will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated. Additionally, while we may begin preliminary due diligence of a target business in connection with an indication of interest, we intend to undertake in-depth due diligence, depending on the circumstances of the relevant prospective acquisition, only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of our initial business combination. However, if our estimate of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to use from the Trust Account is minimal as a result of the current interest rate environment, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, we could seek such additional capital through loans or additional investments from members of our management team, but such members of our management team are not under any obligation to advance funds to, or invest in, us. In the event that the Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our Business Combination into additional Private Units at a price of $10.00 per unit. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following critical accounting policy:

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2018 and December 31, 2017, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2018, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.

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

Bison Capital Acquisition Corp.

Date: August 7, 2018	By:	/s/ James Jiayuan Tong
James Jiayuan Tong
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 7, 2018	By:	/s/ Fan Bu
Fan Bu
Chief Financial Officer and Principal Accounting Officer
(Principal Financial and Accounting Officer)

