Form 10-Q
period 2018-09-30
Bison Capital Acquisition Corp.
filed 2018-11-13
CIK 1697805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

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

As of November 13, 2018, 7,978,937 ordinary shares of the registrant, no par value per share, were issued and outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BISON CAPITAL ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$146,973	$210,088
Prepaid expenses and other current assets	54,918	89,530
Total current assets	201,891	299,618

Marketable securities held in Trust Account	62,954,853	62,208,330
Total Assets	$63,156,744	$62,507,948

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$104,090	$78,669
Advances from related party	1,804	1,804
Promissory note – related party	400,000	—
Total Current Liabilities	505,894	80,473

Commitments and Contingencies

Ordinary shares subject to redemption, 5,528,835 and 5,573,504 shares at redemption value as of September 30, 2018 and December 31, 2017, respectively	57,650,849	57,427,474

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 2,450,102 and 2,405,433 shares issued and outstanding (excluding 5,528,835 and 5,573,504 shares subject to redemption) as of September 30, 2018 and December 31, 2017, respectively	4,819,687	5,043,062
Retained earnings / (Accumulated deficit)	180,314	(43,061)
Total Shareholders’ Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$63,156,744	$62,507,948

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BISON CAPITAL ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Operating costs	$207,962	$263,224	$523,148	$284,138
Loss from operations	(207,962)	(263,224)	(523,148)	(284,138)

Other income:
Interest income	301,312	166,394	779,605	172,928
Unrealized gain (loss) on marketable securities held in Trust Account	(12,752)	21,124	(33,082)	3,749
Net income (loss)	$80,598	$(75,706)	$223,375	$(107,461)

Weighted average shares outstanding, basic and diluted (1)	2,432,408	2,374,347	2,418,085	1,693,114

Basic and diluted net loss per ordinary share	$(0.08)	$(0.10)	$(0.19)	$(0.16)

(1)	Excludes an aggregate of up to 5,528,835 and 5,580,290 ordinary shares subject to redemption at September 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BISON CAPITAL ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$223,375	$(107,461)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(779,605)	(172,928)
Unrealized loss (gain) on marketable securities held in Trust Account	33,082	(3,749)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	34,612	(108,249)
Accounts payable and accrued expenses	25,421	54,500
Net cash used in operating activities	(463,115)	(337,887)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(61,884,375)
Net cash used in investing activities	—	(61,884,375)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	58,563,750
Proceeds from sale of Private Units	—	4,320,625
Proceeds from sale of unit purchase option	—	100
Advances from related parties	—	71,804
Repayment of advances from related parties	—	(157,500)
Proceeds from promissory note – related party	400,000	—
Repayment of promissory note – related party	—	(300,000)
Payment of offering costs	—	(351,439)
Net cash provided by financing activities	400,000	62,172,340

Net Change in Cash	(63,115)	(49,922)
Cash – Beginning	210,088	298,199
Cash – Ending	$146,973	$248,277

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$223,375	$(106,869)
Offering costs charged to additional paid in capital	$—	$402,525
Initial classification of common stock subject to possible redemption	$—	$57,468,142

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

All activity through September 30, 2018 relates to the Company’s formation, the consummation of its initial public offering of 6,037,500 units (the “Initial Public Offering”), the simultaneous sale of 432,062 units (the “Private Units”) in a private placement to the Company’s sponsor, Bison Capital Holding Company Limited (“Bison Capital”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”) and their designees, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Xynomic Pharmaceuticals, Inc., a Delaware corporation (“Xynomic”) (see Note 5).

The Company has one subsidiary, Bison Capital Merger Sub Inc., a wholly-owned subsidiary of the Company incorporated in Delaware on August 20, 2018.

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Initial Public Offering (the “Initial Shareholders”) and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of September 30, 2018, the Company had $146,973 held outside of the Trust Account. As of September 30, 2018, the Sponsor has loaned the Company an aggregate of $400,000. Bison Capital has also committed to provide an additional $200,000 in loans to the Company (see Note 3). Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or March 23, 2019, the date that the Company will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on February 21, 2018, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis. The financial information as of December 31, 2017 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year December 31, 2017. The interim results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at September 30, 2018 and 2017, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 3,234,781 ordinary shares, (2) rights sold in the Initial Public Offering and private placement that convert into 646,957 ordinary shares, and (3) 157,500 ordinary shares, warrants to purchase 78,750 ordinary shares and rights that convert into 15,750 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Reconciliation of Net Loss per Ordinary Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$80,598	$(75,706)	$223,375	$(107,461)
Less: Income attributable to ordinary shares subject to redemption	(264,234)	(173,323)	(683,591)	(163,303)
Adjusted net loss	(183,636)	(249,029)	(460,216)	(270,764)

Weighted average shares outstanding, basic and diluted	2,432,408	2,374,347	2,418,085	1,693,114

Basic and diluted net loss per ordinary share	$(0.08)	$(0.10)	$(0.19)	$(0.16)

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3. RELATED PARTY TRANSACTIONS

Promissory Note – Related Party

As of September 30, 2018, Bison Capital loaned the Company an aggregate of $400,000 in order to finance transaction costs in connection with a Business Combination. The loan is evidenced by a promissory note, is non-interest bearing, unsecured and due to be paid on May 22, 2019.

Administrative Services Arrangement

Bison Capital entered into an agreement whereby, commencing on June 19, 2017 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company will pay Bison Capital $5,000 per month for these services. For the three and nine months ended September 30, 2018, the Company incurred $15,000 and $42,500, respectively, in fees for these services. For the three and nine months ended September 30, 2017, the Company incurred $15,000 and $20,000, respectively, in fees for these services. At September 30, 2018 and December 31, 2017, $77,500 and $35,000 in administrative fees, respectively, are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

NOTE 4. COMMITMENTS AND CONTINGENCIES

Related Party Loans

Bison Capital has committed to provide $200,000 in loans to the Company in order to finance transaction costs in connection with a Business Combination. The loans will be evidenced by a promissory note, will be non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. As of September 30, 2018, no amounts are outstanding under the loans.

Director Compensation

The Company will pay its independent directors an annual retainer in an aggregate amount of $38,400 (to be prorated for a partial term), payable in arrears commencing on the first anniversary of the Initial Public Offering and ending on the earlier of a Business Combination and the Company’s liquidation. At September 30, 2018 and December 31, 2017, $0 and $19,200, respectively, is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. From inception through September 30, 2018, the Company has paid $38,400 in director’s fees.

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

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

NOTE 5. MERGER AGREEMENT

On September 12, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Xynomic, Bison Capital Merger Sub Inc., a Delaware corporation (“Merger Sub”), and Yinglin Mark Xu (“Stockholder Representative”), solely in his capacity as the Stockholder Representative thereunder. Pursuant to the Merger Agreement, among other things, Merger Sub will merge with and into Xynomic, with Xynomic continuing as the surviving entity and a wholly-owned subsidiary of the Company (the “Merger” and the “Surviving Company”).

At the effective date of the closing (the “Effective Time”), each share of Xynomic common stock and preferred stock issued and outstanding prior to the Effective Time (excluding dissenting shares, if any) will be automatically converted into the right to receive, on a pro rata basis, the Closing Consideration Shares (as defined below) and the Earnout Shares (as defined below), and each option to purchase Xynomic stock that is outstanding immediately prior to the Effective Time will be assumed by the Company and automatically converted into an option to purchase shares of common stock of the Company.

Pursuant to the Merger Agreement, the aggregate merger consideration payable upon the Closing (the “Aggregate Merger Consideration”) consists of the Closing Merger Consideration (as defined below) and the Earnout Consideration (as defined below).

The “Closing Merger Consideration” means (a) $350,000,000, minus (i) the amount of Xynomic’s closing indebtedness, plus (ii) the amount of Xynomic’s closing cash, minus (iii) the amount of Xynomic’s transaction expenses, plus (iv) certain closing tax assets, plus (v) the amount, if any, by which Xynomic’s closing working capital exceeds an agreed upon target amount of working capital, minus (vi) the amount, if any, by which such target amount of working capital exceeds Xynomic’s closing working capital. The Closing Merger Consideration is payable in newly issued shares (the “Closing Consideration Shares”) of the Company’s common stock at a value of $10.15 per share.

The Merger Agreement provides that, in addition to the Closing Merger Consideration, Xynomic stockholders will receive additional consideration of an additional 9,852,216 shares of Company common stock (representing $100,000,000 based on a $10.15 per share value of the Company’s common stock).

Consummation of the transactions contemplated by the Merger Agreement is subject to the satisfaction or waiver by the respective parties of a number of conditions, including the approval of the Merger Agreement and the transactions contemplated thereby by Xynomic’s and the Company’s respective stockholders. Other closing conditions include, among others: (i) the respective representations of the parties to each other being true and correct; (ii) performance and compliance with in all material respects of the respective covenants and agreements of each party; (iii) the applicable waiting periods, if any, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 having expired or terminated; (iv) the Company having at least $7,500,000 of net tangible assets remaining after the closing of the contemplated transactions.

The Merger also calls for additional agreements, including, among others, the Escrow Agreement, the Non-competition Agreements, the Lock-Up Agreements, the Voting and Support Agreement, and the Registration Rights Agreement.

NOTE 6. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At September 30, 2018 and December 31, 2017, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2018 and December 31, 2017, there were 2,450,102 and 2,405,433 ordinary shares issued and outstanding, respectively (excluding 5,528,835 and 5,573,504 ordinary shares subject to possible redemption).

NOTE 7. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2018	December 31, 2017
Assets:
Marketable securities held in Trust Account	1	$62,954,853	$62,208,330

NOTE 8. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Overview

We are a blank check company incorporated in the British Virgin Islands on October 7, 2016 formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (a “Business Combination”). We are currently in the process of evaluating and identifying targets for a Business Combination. We intend to effectuate our Business Combination using cash from the proceeds of our Initial Public Offering and the sale of Private Units that occurred simultaneously with the completion of our Initial Public Offering, our capital stock, debt or a combination of cash, stock and debt.

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

Recent Developments

On September 12, 2018, we entered into the Merger Agreement with Xynomic, Merger Sub, and the Stockholder Representative. Pursuant to the Merger Agreement, among other things, Merger Sub will merge with and into Xynomic, with Xynomic continuing as the surviving entity and a wholly-owned subsidiary of the Company.

At the Effective Time, each share of Xynomic common stock and preferred stock issued and outstanding prior to the Effective Time (excluding dissenting shares, if any) will be automatically converted into the right to receive, on a pro rata basis, the Closing Consideration Shares and the Earnout Shares, and each option to purchase Xynomic stock that is outstanding immediately prior to the Effective Time will be assumed by the Company and automatically converted into an option to purchase shares of common stock of the Company.

Pursuant to the Merger Agreement, the Aggregate Merger Consideration consists of the Closing Merger Consideration and the Earnout Consideration. The Closing Merger Consideration means (a) $350,000,000, minus (i) the amount of Xynomic’s closing indebtedness, plus (ii) the amount of Xynomic’s closing cash, minus (iii) the amount of Xynomic’s transaction expenses, plus (iv) certain closing tax assets, plus (v) the amount, if any, by which Xynomic’s closing working capital exceeds an agreed upon target amount of working capital, minus (vi) the amount, if any, by which such target amount of working capital exceeds Xynomic’s closing working capital. The Closing Merger Consideration is payable in newly issued shares (the “Closing Consideration Shares”) of the Company’s common stock at a value of $10.15 per share.

The Merger Agreement provides that, in addition to the Closing Merger Consideration, Xynomic stockholders will receive an Earnout Consideration of an additional 9,852,216 shares of Company common stock (representing $100,000,000 based on a $10.15 per share value of the Company’s common stock).

Consummation of the transactions contemplated by the Merger Agreement is subject to the satisfaction or waiver by the respective parties of a number of conditions, including the approval of the Merger Agreement and the transactions contemplated thereby by Xynomic’s and the Company’s respective stockholders. Other closing conditions include, among others: (i) the respective representations of the parties to each other being true and correct; (ii) performance and compliance with in all material respects of the respective covenants and agreements of each party; (iii) the applicable waiting periods, if any, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 having expired or terminated; (iv) the Company having at least $7,500,000 of net tangible assets remaining after the closing of the contemplated transactions.

The Merger also calls for additional agreements, including, among others, the Escrow Agreement, the Non-competition Agreements, the Lock-Up Agreements, the Voting and Support Agreement, and the Registration Rights Agreement, as described elsewhere in the current report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2018.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2018 were organizational activities and those necessary to prepare for the Initial Public Offering and private placement and the identification and evaluation of prospective candidates for a Business Combination. Since the completion of our Initial Public Offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our Business Combination. We will generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended September 30, 2018, we had a net income of $80,598 and $223,375, respectively, which consists of $301,312 and $779,605, respectively, of interest income on marketable securities held in a trust account established for the benefit of the Company’s public stockholders (the “Trust Account”), offset by operating costs of $207,962 and $523,148, respectively, and unrealized losses on marketable securities held in the Trust Account of $12,752, and $33,082, respectively.

For the three and nine months ended September 30, 2017, we had a net loss of $75,706 and $107,461, respectively, which consists of operating costs of $263,224 and $284,138, respectively, offset by unrealized gains on marketable securities held in the Trust Account of $21,124 and $3,749, respectively, and interest income on marketable securities held in the Trust Account of $166,394 and $172,928, respectively.

Liquidity and Capital Resources

As of September 30, 2018, we had $146,973 of cash held outside the Trust Account available for working capital purposes. In addition, as of September 30, 2018, we had $104,090 of accounts payable and accrued expenses.

As of September 30, 2018, we had marketable securities held in the Trust Account of $62,954,853 consisting of U.S Treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. Through September 30, 2018, we did not withdraw any funds from the interest earned on the Trust Account.

As of September 30, 2018, the sponsor loaned us an aggregate of $400,000 in order to finance transaction costs in connection with a Business Combination. The loans are evidenced by a promissory note, are non-interest bearing, unsecured and due to be paid upon the consummation of a Business Combination.

For the nine months ended September 30, 2018, cash used in operating activities amounted to $463,115. Net income of $223,375 was impacted by interest earned on marketable securities held in the Trust Account of $779,605, which is not available to the Company except for the payment of its tax obligations, and an unrealized loss on marketable securities held in our Trust Account of $33,082. Changes in operating assets and liabilities provided $60,033 of cash for operating activities.

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

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2018 and December 31, 2017, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2018, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.

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

Bison Capital Acquisition Corp.

Date: November 13, 2018	By:	/s/ James Jiayuan Tong
James Jiayuan Tong
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2018	By:	/s/ Fan Bu
Fan Bu
Chief Financial Officer and Principal Accounting Officer
(Principal Financial and Accounting Officer)