Form 10-K
period 2018-12-31
Bison Capital Acquisition Corp.
filed 2019-03-05
CIK 1697805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes  ☒   No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒   No  ☐

The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Capital Market, was approximately $60,495,750.

As of March 4, 2019, 7,978,937 ordinary shares of the registrant, no par value per share, were issued and outstanding.

i

Unless otherwise stated in this Annual Report on Form 10-K (this “Report” or “Form 10-K”), references in this Report to:

“10% Shareholder” means a U.S. Holder of Bison ordinary shares who actually and constructively owns (after taking into account the attribution rules of Section 424(d) of the Code) 10% or more (by vote or value) of Bison’s ordinary shares.

“20% threshold” means the restriction as set forth in the Current Charter that a Public Shareholder, together with any of his, her or its affiliates or any other person with whom it is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act), will be restricted from redeeming in the aggregate his, her or its shares or, if part of such a group, the group’s shares, of 20% or more of the outstanding public shares without the Company’s prior written consent.

“Assumed Options” means options to purchase Company common shares, automatically converted from the outstanding Xynomic options (whether vested or unvested) assumed by the combined entity at the Closing pursuant to the Merger Agreement.

“Aggregate Merger Consideration” means the sum of Earnout Consideration and Closing Merger Consideration.

“Bison,” “we,” “our” “us,” or the “Company” means Bison Capital Acquisition Corp., a British Virgin Islands company, which, if the Business Combination is successfully completed as contemplated, would continue as a Delaware corporation renamed “Xynomic Pharmaceuticals Holdings, Inc.”

“Bison ordinary shares” or “our ordinary shares” means ordinary shares, no par value, of Bison.

“Bison Proposals” means all of the Business Combination Proposal, the Domestication Proposal, the Charter Amendment Proposal, the Director Election Proposal (unless waived by Xynomic), the Incentive Plan Proposal, and the Nasdaq Proposal.

“Business Combination” means the acquisition by us of all of Xynomic equity interests, pursuant to the Merger Agreement, whereby Merger Sub, a wholly-owned subsidiary of Bison, will merge with and into Xynomic, with Xynomic surviving the merger and being the whole owned subsidiary of Bison and other transactions contemplated in the Merger Agreement.

“Cassel Salpeter” means Cassel Salpeter & Co., LLC.

“Closing” means the closing of the Business Combination as set forth in the Merger Agreement.

“Closing Date” means the date on which the Closing actually occurs.

“Closing Merger Consideration” means $350,000,000, minus (i) the amount of Xynomic’s closing indebtedness, plus (ii) the amount of Xynomic’s closing cash, minus (iii) the amount of Xynomic’s transaction expenses, plus (iv) certain closing tax assets, plus (v) the amount, if any, by which Xynomic’s closing working capital exceeds an agreed upon target amount of working capital, minus (vi) the amount, if any, by which such target amount of working capital exceeds Xynomic’s closing working capital.

“Closing Consideration Shares” means the aggregate number of newly issued shares of Company common stock equal to the Closing Merger Consideration divided by $10.15.

“Companies Act of 2004” and the “Insolvency Act” mean the British Virgin Islands Business Companies Act,2004 (as amended) and the Insolvency Act, 2003 of the British Virgin Islands, respectively.

“Company common stock” Bison Capital Acquisition Corp.’s issued and outstanding ordinary shares with no par value converted in connection with the Domestication on a one-for-one basis into common stock, par value $0.0001 per share.

“Code” means the Internal Revenue Code of 1986, as amended or now in effect or as hereafter amended, including, but not limited to, any successor or substitute federal Tax codes or legislation.

“Current Charter” means the memorandum and articles of association amended and restated on June 19, 2017, currently registered by the Registrar of Corporate Affairs in the British Virgin Islands.

“Domestication” means Bison Capital Acquisition Corp.’s plan to re-domicile out of the British Virgin Islands and continue as a company incorporated in the State of Delaware.

“EarlyBirdCapital” means EarlyBirdCapital, Inc., an underwriter and sole book-running manager in the IPO.

“Earnout Criteria” means in the event that Xynomic (or, after the Closing, the Company) obtains a worldwide exclusive license to a Phase 2 ready oncology drug candidate identified by the parties on or prior to March 12, 2019, the Earnout Shares will be released to Xynomic stockholders, except that 3% of the Earnout Shares will be deposited in the Escrow Account as a part of the Escrow Shares upon the release.

“Earnout Shares” means 9,852,216 shares of Company common stock (representing $100,000,000 based on a $10.15 per share value of the Company’s common stock).

“Earnout Escrow Account” means the account where the Merger Agreement provides that the Earnout Shares will be deposited at Closing.

“Effective Time” means the time of filing the certificate of merger with the Secretary of State of the State of Delaware or such other time specified in the certificate of merger.

“Escrow Account” means at the Closing, 3% of the Closing Consideration Shares will be deposited in an escrow account to serve as security for, and the exclusive source of payment of, the Company’s indemnity rights under the Merger Agreement and any excess of the estimated Closing Merger Consideration over the final Closing Merger Consideration amount determined post-Closing.

“Escrow Agent” means Continental Stock Transfer & Trust Company.

“Escrow Agreement” means an escrow agreement to be entered among Bison, the shareholder representative on behalf of certain Xynomic stockholders, and the Escrow Agent pursuant to which, certain Xynomic stockholders will deposit certain Escrow Shares with the Escrow Agent to security the performance of the indemnification obligations of the Xynomic stockholders under the Merger Agreement.

“Escrow Shares” means 3% of the Closing Consideration Shares to be deposited into escrow to support certain indemnification obligations under the Merger Agreement in accordance with the terms set forth in certain escrow agreement.

“Exchange Act” means the Securities Exchange Act of 1934, as amended.

“Extension Proposal” means the proposal of Extension Amendment to be approved by the shareholders of the Company as defined in a proxy statement in Schedule 14A (File No. 001-38120) initially filed by Bison on February 22, 2019.

“Founder Shares” means the 1,509,375 shares of Bison ordinary shares issued to our Sponsor and James Jiayuan Tong in a private placement prior to our IPO.

“Group Company(ies)” means Xynomic and its subsidiaries, including Xynomic Pharmaceuticals (Nanjing) Co., Ltd., Xynomic Pharmaceuticals (Shanghai) Co., Ltd., and Xynomic Pharmaceuticals (Zhongshan) Co., Ltd. as listed in Schedule 3.04 of the Company Disclosure Letter to the Merger Agreement.

“Interim Charter” means the certificate of incorporation attached to the certain registration statement on Form S-4 originally filed on January 4, 2019 and amended on February 12, 2019 (File No. 333-22127, the “Merger Prospectus”) as Annex B and to be adopted upon the Domestication taking effect.

“Incentive Plan” means the proposed Xynomic 2018 Equity Incentive Plan attached to the Merger Prospectus as Annex E.

“Initial Shareholders” means our Sponsor and each of our current officers and current directors and an advisor, in each case, that hold Founder Shares.

“Initial Public Offering” or “IPO” means the initial public offering of Bison units, each comprised of one ordinary share, one-half of one warrant, and one right to receive one–tenth of an ordinary share upon the Closing, consummated on June 23, 2017 with respect to 5,250,000 units and on June 28, 2017 with respect to 787,500 units related to the full exercise of the underwriter’s over-allotment option, in each case at $10.00 per unit.

“Lock-Up Agreement” means a lock-up letter agreement that each of Xynomic stockholders will enter into with the Company upon closing of the Business Combination restricting the sale, transfer or other disposition for value of Bison ordinary shares received as part of the Closing Consideration Shares for nine months post-Closing.

“Meeting” means the special meeting of shareholders of Bison in connection with the Merger and other matters.

“Merger” or “merger” means acquisition by us of all of Xynomic equity interests, pursuant to the Merger Agreement, whereby Merger Sub, a wholly-owned subsidiary of Bison, will merge with and into Xynomic Pharmaceuticals, Inc., with Xynomic Pharmaceuticals, Inc. surviving the merger and being the wholly-owned subsidiary of Bison.

“Merger Agreement” means the Merger Agreement, dated as of September 12, 2018, as it may be amended, by and among the Company, Merger Sub, Xynomic and a representative of Xynomic stockholders, a copy of which is attached hereto as Annex A.

“Merger Sub” means Bison Capital Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Bison, solely set up for the purpose of facilitate and effect the Business Combination.

“Merger Consideration Shares” means the sum of Closing Consideration Shares and Earnout Shares.

“ordinary shares” or “our ordinary shares” means ordinary shares, no par value, of Bison.

“Outside Date” means March 23, 2019, which will be extended to June 24, 2019 or such earlier date as determined by Bison’s board of directors upon receipt of Bison’s shareholders’ approval of the Extension Proposal, as such date may be extended pursuant to the Merger Agreement and in accordance with the Current Charter.

“Per Share Closing Merger Consideration” means the Closing Consideration Shares divided by the aggregate number of Company common shares outstanding immediately prior to the Effective Time of the Merger (including the Dissenting Shares as defined in the Merger Agreement).

“PRC” or “China” means the People’s Republic of China excluding Taiwan, Hong Kong and Macau for purposes of this Form 10-K.

“Prospectus” means the final prospectus filed with the Securities Exchange Commission (Registration No. 333-218404 and 333-218839) dated June 21, 2017.

“private shares,” “private rights” and “private warrants” mean the ordinary shares, rights and warrants included within the private units.

“Private Units” or “private units” means the 432,062 units Bison sold privately to our Sponsor and EarlyBirdCapital in connection with the IPO.

“private warrants” means the 216,031 warrants included in the private units, each of which entitles the holder to purchase one share of Bison Ordinary Share at a price of $11.50 per whole share, subject to certain adjustment.

“Proposed Amended and Restated Charter” means the proposed amended and restated certificate of incorporation of Bison immediately upon the closing of the Business Combination, which will become the Company’s amended and restated certificate of incorporation upon the approval of the Business Combination Proposal, a copy of which is attached hereto as Annex C.

“public rights” mean rights included in units issued in our IPO (whether they were purchased in the IPO or thereafter in the open market).

“Public Shareholders” or “public shareholders” means holders of public shares, including the Initial Shareholders to the extent the Initial Shareholders hold public shares, provided that the Initial Shareholders will be considered a “public shareholder” only with respect to any public shares held by them.

“Public Shares” or “public shares” means the ordinary shares issued in our IPO (whether they were purchased in the IPO or thereafter in the open market).

“public warrants” means the warrants issued in our IPO, each of which is exercisable for one Bison ordinary share, in accordance with its terms.

“public rights” means the rights issued in our IPO, each of which entitles its holder to receive one-tenth of a share upon consummation of our initial business combination.

“Registration Rights Agreement” means the proposed Registration Rights Agreement to be entered into upon closing of the Business Combination by the Company, and certain Xynomic stockholders and each of our Initial Shareholders.

“rights” means the private rights and the public rights, taken together.

“Securities Act” means the Securities Act of 1933, as amended.

“shares,” with respect to Bison, means, (1) prior to the Domestication, our ordinary shares, and (2) after the Domestication, shares of our common stock, $0.0001 par value per share.

“Sponsor” means Bison Capital Holding Company Limited, a Cayman Islands company.

“Special Committee” means a committee of Bison Capital Acquisition Corp.’s Board of Directors, which was established in connection with the proposed Business Combination and consists solely of Bison’s independent directors.

“Trust Fund” means the proceeds of Bison IPO and from certain private placement occurring simultaneously with the IPO, together with interests accrued from time to time thereon, held in a trust account, for the benefit of public shareholders.

“Trust Account” means the trust account where the Company places its net proceeds of the sale of the Units in the Initial Public Offering and the Private Units upon the closing of the Initial Public Offering and the private placement on June 23, 2017.

“unit” consists of one ordinary share, one right and one warrant.

“Voting Agreement” means a voting and support agreement entered into by and among certain shareholders of Bison and Xynomic dated as of September 12, 2018.

“warrants” means the private warrants and the public warrants, taken together.

“Xynomic” means Xynomic Pharmaceuticals, Inc. a Delaware corporation, and, unless the context requires otherwise, its consolidated subsidiaries, taken together.

“Xynomic stockholders” means the stockholders of Xynomic Pharmaceuticals, Inc. immediately prior to the closing of the Business Combination.

“Zhongshan Bison” means Zhongshan Bison Healthcare Investment Limited, a limited partnership holding 1,553,265 shares of Series B preferred stock of Xynomic representing approximately 2.96% equity interest in Xynomic immediately prior to the Closing.

v

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

PART I

Item 1. Description of Business.

General

Bison Capital Acquisition Corp. is a blank check company incorporated in the British Virgin Islands on October 7, 2016. We were formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities.

As of December 31, 2018, we had not yet commenced any operations or generated any revenues. All activity from inception to December 31, 2018, relates to our formation, the consummation of our IPO of 6,037,500 units, and the simultaneous sale of 432,062 private units in a private placement described below, and the identification and evaluation of prospective candidates for a business combination.

The registration statements for our IPO were declared effective on June 19, 2017. On June 23, 2017, we consummated the IPO of 5,250,000 units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per unit, generating gross proceeds of $52,500,000.

Simultaneously with the closing of the IPO, we consummated the sale of 388,750 units (the “Private Units”) at a price of $10.00 per Unit in a private placement to Bison Capital Holding Company Limited (“Bison Capital”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”) and their designees, generating gross proceeds of $3,887,500.

Following the closing of the IPO and the private placement on June 23, 2017, an amount of $53,812,500 ($10.25 per IPO Unit) from the net proceeds of the sale of the Units in the IPO and the Private Units was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3), and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the Trust Account, as described below.

On June 28, 2017, in connection with the underwriters’ exercise of their over-allotment option in full, we consummated the sale of an additional 787,500 units at $10.00 per Unit, and the sale of an additional 43,312 Private Units at $10.00 per Unit, generating total gross proceeds of $8,308,125. A total of $8,071,875 of the net proceeds were deposited in the Trust Account, bringing the aggregate proceeds held in the Trust Account to $61,884,375.

Transaction costs amounted to $2,250,189 consisting of $1,811,250 of underwriting fees and $438,939 of other costs.

As of December 31, 2018, $122,615 of cash was held outside of the Trust Account and was available for working capital purposes. Interest earned on the Trust Account balance through December 31, 2018 available to be released to us for the payment of tax obligations amounted to $1,426,509. As of December 31, 2018, the Sponsor has loaned us an aggregate of $600,000. Our Sponsor has also committed to provide an additional $200,000 in loans to the Company. The Company has drawn down the entire $600,000 as of the date of this Form 10-K. The loans will become due upon the consummation of a business combination and carry no interest. $500,000 of the loans are evidenced by two promissory notes issued by us, which are convertible, in whole or in part, at the Sponsor’s discretion, upon the consummation of the Business Combination, into the private units, at a price of $10.00 per private unit.

On September 12, 2018, we entered into the Merger Agreement with Xynomic, Merger Sub, and Yinglin Mark Xu, solely in his capacity as the Stockholder Representative thereunder. Pursuant to the Merger Agreement, among other things, Merger Sub will merge with and into Xynomic, with Xynomic continuing as the surviving entity and a wholly-owned subsidiary of the Company. The Merger will become effective at such time on the Closing Date as the certificate of merger is duly filed with the Secretary of State of the State of Delaware or at such other time specified in the certificate of merger (the “Effective Time”). The transactions contemplated in the Merger Agreement are referred as “Business Combination” in the Merger Prospectus. The closing of the Merger Agreement shall be upon the consummation of the Business Combination (the “Closing”).

Prior to the Closing, we will continue out of the British Virgin Islands and domesticate as a Delaware corporation and will no longer be considered a company incorporated in the British Virgin Islands.

At the Effective Time, each share of Xynomic common stock and preferred stock issued and outstanding prior to the Effective Time (excluding dissenting shares as defined in the Merger Agreement, if any) will be automatically converted into the right to receive, on a pro rata basis, the Closing Consideration Shares (as defined below) and the Earnout Shares (as defined below), and each option to purchase Xynomic stock that is outstanding immediately prior to the Effective Time will be assumed by the Company and automatically converted into an option to purchase shares of common stock of the Company.

Prior to the Domestication, we are a foreign private issuer. Upon the Domestication, we will lose our foreign private issuer status and are seeking shareholder approval of the Business Combination at the Meeting at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account ($10.25 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). Among other closing conditions included in the Merger Agreement, we will proceed with the Business Combination only if we will have net tangible assets of at least $7,500,000 after giving effect to the Business Combination and the Business Combination is approved by an affirmative vote of a majority of the votes cast by shareholders present in person or represented by proxy of the Business Combination. Notwithstanding the foregoing, a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to 20% or more of the ordinary shares sold in the IPO without our prior written consent.

Our Sponsor, officers and directors, and EarlyBirdCapital (including their designees, the “Initial Shareholders”) have agreed (a) to vote their Founder Shares, private shares, and any shares acquired in or after the IPO in favor of the Business Combination, (b) not to propose, or vote in favor of, prior to and unrelated to the Business Combination, an amendment to our Current Charter that would affect the substance or timing of our obligation to redeem all Public Shares if we cannot complete the Business Combination by March 23, 2019 (which will be extended to June 24, 2019 or such earlier date as determined by Bison’s board of directors upon receipt of Bison’s shareholders’ approval of the Extension Proposal), unless we provide public shareholders an opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a business combination; and (d) that the Founder Shares and private units or the securities underlying the private units shall not participate in any liquidating distributions upon winding up if the Business Combination is not consummated.

If we are unable to complete the Business Combination before March 23, 2019 (which will be extended to June 24, 2019 or such earlier date as determined by Bison’s board of directors upon receipt of Bison’s shareholders’ approval of the Extension Proposal), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five (5) business days thereafter, redeem 100% of the outstanding Public Shares (including any public units in the IPO or any public units or shares that the Initial Shareholders or their affiliates purchased in the IPO or later acquired in the open market or in private transactions) which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of Bison, subject (in each case of (ii) and (iii) above) to its obligations to provide for claims of creditors and the requirements of applicable law. In connection with the redemption of 100% of our outstanding Public Shares, each holder will receive a full pro rata portion of the amount then in the Trust Account plus any pro rata interest earned on the funds held in the Trust Account (net of any taxes payable).

The Initial Shareholders and EarlyBirdCapital have agreed to waive their redemption rights with respect to the Founder Shares and the shares underlying the private units (i) in connection with the Closing and (ii) if we fail to complete the Closing before March 23, 2019 (which will be extended to June 24, 2019 or such earlier date as determined by Bison’s board of directors upon receipt of Bison’s shareholders’ approval of the Extension Proposal). The Initial Shareholders have agreed to waive their redemption rights with respect to any acquired Public Shares in connection with the consummation of the Business Combination. However, if our Initial Shareholders should acquire Public Shares in or after the IPO, they will be entitled to redemption rights with respect to such Public Shares if we fail to complete the Closing before March 23, 2019 (which will be extended to June 24, 2019 or such earlier date as determined by Bison’s board of directors upon receipt of Bison’s shareholders’ approval of the Extension Proposal). In the event of such redemption, it is possible that the per share value of the assets remaining available for redemption (including Trust Account assets) will be less than the $10.25 per unit.

The Sponsor has agreed that it will indemnify us to the extent necessary to ensure that the proceeds in the Trust Account are not reduced by the claims of prospective target businesses with which the Company has discussed entering into a transaction agreement, or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company, but only if such a vendor or prospective target business does not execute such a waiver. The Sponsor, however, may not be able to meet such obligation as we have not required the Sponsor to retain any assets to provide for its indemnification obligations, nor have we taken any further steps to ensure that the Sponsor will be able to satisfy any indemnification obligations that arise. Moreover, the Sponsor will not be liable to our public shareholders if the Sponsor should fail to satisfy its obligations under this agreement and instead will only be liable to us. We will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses, or other entities with which we have business execute agreements waiving any right, title, interest, or claim of any kind in or to monies held in the Trust Account. Therefore, the distribution from the Trust Account to each holder of ordinary shares may be less than $10.25 per unit.

Recent Developments

During Bison’s search for a suitable target for a business combination, Bison had looked at several healthcare service businesses in China including Target 1 and Target 3. Bison learned about Xynomic in August 2017 when the Chairman and Chief Executive Officer of Xynomic, Yinglin Mark Xu, discussed Xynomic’s business plan with us. In late August 2017, we selected Xynomic as a potential target for a SPAC transaction based on: (i) Xynomic’s valuable Phase 3 oncology biotech assets in-licensed from major international pharmaceutical companies, (ii) strong market demand with multiple clinical indications, comprehensive clinical data, and decades of academic research, (iii) a highly experienced management team and scientific advisory board consisting of industry veterans and key opinion leaders (“KOLs”) in oncology drug research and development in the U.S., Europe, and China, (iv) several clinical milestones in 2018 that indicate meaningful value growth of Xynomic, and (v) the willingness to seek public listing in the near term to further expand the business internationally.

In October 2017, Bison visited KOLs in oncology during a due diligence trip at the University of California, San Francisco to discuss the clinical data regarding Xynomic’s lead compound and its pipeline. We also revisited Xynomic and KOLs and the internal pharmaceutical companies who had collaborated with Xynomic on the clinical trials in January 2018. By February 2018, Xynomic had become the main target of Bison.

On November 28, 2017, Bison executed a confidentiality and non-disclosure agreement with Xynomic.

On February 19, 2018, Bison management provided a telephonic update to its board of directors on the progress of searching for a potential business combination target, including the potential Xynomic business combination opportunity.

On February 27, 2018, Bison management, on behalf of the board of directors, reached out to Cassel Salpeter & Co., LLC (“Cassel Salpeter”) to discuss retaining Cassel Salpeter to provide an opinion to the board of directors or the Special Committee to be formed, as applicable, regarding the fairness, from a financial point of view, of the consideration to be issued by the Company in the proposed business combination and whether Xynomic had a fair market value equal to at least 80% of the balance of funds in the Company’s Trust Account (net of taxes payable, if any, on the interest income from the Trust Account). In March 2018, Bison commenced financial and legal due diligence on Xynomic. We interviewed members of management of Xynomic with respect to the financial and legal aspects of Xynomic. Information had been provided in batches during the due diligence review process, which included previous financial statements, licensing agreements, and contracts with large pharmaceutical companies and contract research organizations (“CROs”). We have engaged Hunter Taubman Fischer & Li LLC (“HTFL”) as our legal counsel prior to the listing of Bison and HTFL continued to serve as Bison’s legal advisor for the Business Combination. The legal due diligence report was presented to the Bison management on August 18, 2018.

Beginning in March 2018, Bison and its advisors continued to conduct business, financial, legal, and accounting due diligence in coordination with Xynomic and its advisors. At the same time, representatives and advisors of Xynomic and Bison began to negotiate preliminary terms of the definitive transaction agreements.

Following discussion of Xynomic as a potential target for a business combination among the board of directors on May 7, 2018, Bison entered into a non-binding letter of intent with Xynomic (the “Xynomic LOI”). Pursuant to the Xynomic LOI, Bison would acquire 100% of the outstanding shares of Xynomic, in exchange for certain securities of Bison to be issued to the equity holders of Xynomic with a then market value equaling the total equity value of Xynomic, as set forth in a valuation report prepared by a reputable, independent valuation expert, subject to certain adjustments based on the balance sheets of Xynomic at the closing. In addition, Xynomic had agreed to complete at least 3 out of 4 scientific milestones by June 30, 2018 under the Xynomic LOI, which include (a) first-patient-in in FL (accelerated pivotal Phase 2); (b) first-patient-in in RCC (priority review pivotal Phase 3, co-partnering with); (c) first-patient-in in Imbruvica/abexinostat against DLBCL and MCL (Phase ½, co-partnering); and (d) first-patient-in in Keytruda®/abexinostat against multiple solid tumors (Phase 1b, co-partnering). Bison agreed, to the extent necessary to close the potential business combination, to conduct a private placement offering in connection with the business combination. The parties also agreed to grant certain registration rights to the Bison shares to be issued to the holders of Xynomic and subject those shares to a lock-up period of nine months after the completion of the potential business combination. According to the Xynomic LOI, during a period from the execution of the Xynomic LOI until the termination as provided thereunder (the “Exclusivity Period”), Xynomic would not directly or indirectly silicate, initiate or engage into discussion, negotiations or transactions with, or encourage or provide any information concerning any transaction with respect to the direct or indirect sale, transfer, license or other disposition of Xynomic, its equity interests or its business or material assets, whether by merger, purchase, consolidation, recapitalization, exclusive license or any similar transaction that would reasonably be expected to prohibit or materially impair the proposed business combination with Bison as contemplated in the Xynomic LOI (a “Competing Transaction”), or enter into any agreement in principle, letter of intent or definitive agreement with respect thereto. Bison, on the other hand, was not subject to similar exclusivity under the Xynomic LOI.

In arriving at the type and amount of consideration outlined in the letter of intent, the Bison management team considered, among other factors: (i) higher deal certainty and less execution risks associated with an all-stock merger with no minimum cash requirement (on the amount of funds remaining in trust following redemptions) relative to an all-cash or cash/stock deal (similar to merger) with a minimum cash condition, (ii) Xynomic’s goal of becoming a publicly traded company, (iii) the stated intentions of major Xynomic stockholders, including Yinglin Mark Xu, to utilize the public company platform to raise Xynomic’s visibility and to facilitate accretive acquisitions after the business combination, and (iv) the attractive value of Xynomic supported by a weighted average of the value of comparable biotechnology companies.

Following the entry into the Xynomic LOI, Bison management decided to engage a financial advisor in order to help management assess Xynomic, particularly taking into the account that Xynomic is a clinical stage biopharmaceutical company. We reached out to Venture Valuation (“Venture”) to consult on matters regarding the valuation of Xynomic. Venture has established experience and expertise in connection with the valuation and assessment of biotech companies with representative offices in Europe, North America and Asia. On May 19, 2018, Bison’s management had a call with Venture along with our legal counsel HTFL and formally decided to engage Venture as financial advisor to Bison to work closely with and under the instructions of Bison management to interview Xynomic management and scientific team, conduct market research and investigate the business and operation of Xynomic to render a sensitivity analysis of different assumptions and a value range of pre-money equity of Xynomic. Venture’s engagement was not relevant to the valuation report required in Xynomic LOI to set forth a fair value of Xynomic as Bison management’s communications with Venture or materials provided by Venture had not been shared with Xynomic before the entry of the Merger Agreement. Venture did not analyze the preliminary and final merger consideration that Bison management offered to Xynomic nor the fairness thereof.

On May 25, 2018, Bison management provided a telephonic update to its board of directors on the status of the potential business combination with Xynomic, including the executed letter of intent and the due diligence efforts of Bison management. The board of directors formed a special committee consisting of only independent directors of Bison, Messrs. Richard Wu, Thomas Folinsbee, and Charles Prizzi, in order to review the potential business combination (the “Special Committee”). The Special Committee considered the qualifications of Cassel Salpeter and directed management to negotiate an engagement letter on behalf of the Special Committee to retain Cassel Salpeter to render a fairness opinion to the Special Committee in connection with the potential business combination.

On May 28, 2018, Cassel Salpeter was formally engaged by Bison on behalf of the Special Committee to render a fairness opinion to the Special Committee in connection with the potential business combination. Bison and Xynomic agreed that a fairness opinion by Cassel Salpeter would satisfy the valuation report requirement set forth in Xynomic LOI.

On May 29, 2018, representatives of Bison met with Xynomic’s management and were joined by Bison’s financial advisor, Venture, via telephone, to discuss Xynomic’s 2018 year-to-date performance and 2018 and 2019 full-year forecasts.

On May 29, 2018, Venture reached out to Xynomic’s management to discuss the basic ideas of Xynomic’s products and the status of Xynomic’s licensing agreements as of that date. The discussion mainly focused on the forecast for the product XP-101, i.e., abexinostat, and future development of the product. During the next two weeks, Venture had a meeting with Xynomic’s Chief Operating Officer, Dr. Jason Wu, in London to discuss the technical aspects and current development status of the product.

On May 31, 2018, Bison management including Venture discussed the Venture’s investigation on Xynomic and its initial sensitivity value range of a pre-market equity of Xynomic XP 101 and 102 assets and a pre-market equity of potential XP 105 for the treatment of breast cancer. Taking into consideration of the sensitivity value range suggested by Venture and many other factors including the terms set forth in Xynomic LOI, subject to the satisfaction of the scientific milestones set forth in the Xynomic LOI, Bison preliminarily agreed to a valuation of $450 million subject to certain adjustments.

On June 4, 2018, representatives of Bison and the Special Committee, including HTFL, Marcum LLP (“Marcum”) as Bison’s auditor, Venture, Cassel Salpeter, and Xynomic and Sidley Austin LLP (“Sidley”), participated in an organization call to discuss various work streams, including the preparation of the definitive transaction agreements, Bison’s preliminary proxy statement/prospectus, and the transaction process and the anticipated timeline with respect to the potential business combination.

On June 10, 2018, Bison’s legal counsel, HTFL, sent an initial draft of the Merger Agreement to Xynomic’s legal counsel, Sidley, based on the terms of the executed letter of intent, as well as an initial draft of the Bison preliminary proxy statement/prospectus to Bison, Xynomic, and their respective representatives.

On June 26, 2018, Cassel Salpeter discussed with the Special Committee its preliminary financial analyses with respect to Xynomic and the proposed business combination.

On July 13, 2018, Sidley sent a revised draft of the Merger Agreement to HTFL, which reflected certain key terms of the agreement, including terms regarding the tax treatment of the Merger, changes to certain representations and warranties and covenants, and additional provisions.

On July 25, 2018, HTFL sent a revised draft of the Merger Agreement to Sidley regarding the matters contained in July 13 draft and the indemnifications, procedures to adjust closing calculation to the merger consideration, and other provisions.

On July 27, 2018, Bison management presented an internal valuation report for Xynomic to the Special Committee of the board of directors for their review and comment and proposed a merger consideration ranging between $350-450 million to be agreed by the parties.

On July 31, 2018, the Special Committee met telephonically to hear from Venture regarding its progress in connection with the valuation of Xynomic. Bison’s management discussed the potential business combination with Xynomic, including a process and due diligence update and a discussion of Xynomic’s 2018 year-to-date performance and full-year forecast.

On August 2, 2018, Bison management provided a telephonic update to its board of directors, primarily to discuss valuation of Xynomic with respect to the anticipated full-year Xynomic financial performance and future outlook of its business.

On August 8, 2018, Sidley sent a further revised draft of the Merger Agreement to HTFL, which reflected certain key terms of the agreement, including changes to certain representations and warranties and operating covenants.

On August 16, 2018, HTFL sent a further revised draft of the Merger Agreement to Sidley.

In the first two weeks of August 2018, Bison management actively discussed the valuation of Xynomic with Venture internally and negotiated with Xynomic externally. Upon the completion of the review of Xynomic and its business updates especially regarding the scientific milestones set forth in the Xynomic LOI, Bison offered Xynomic a merger consideration of $350 million, payable in Bison’s shares at $10.15 per share, subject to certain adjustments as set forth in the Merger Agreement. Bison later received a counter-offer from Xynomic that such offer would be accepted provided that Bison was willing to pay an additional earnout consideration based on a worldwide exclusive license to a Phase 2 ready oncology drug candidate that Xynomic commenced negotiating with the potential licensor. Bison reviewed the related information provided by Xynomic regarding the proposed earnout consideration and assessed the value of such license based on the proposed terms of the license agreement. The valuation was subsequently updated to include earnout projections and closing projections.

On August 20, 2018, Bison and Xynomic and their representatives and advisors held a status update call and agreed to the closing consideration of $350 million (subject to certain adjustments) and an earnout consideration of $100 million (subject to the terms and conditions as set forth in the Merger Agreement).

On August 24, 2018, Sidley sent a further revised draft of the Merger Agreement to HTFL reflecting, among others, the agreed merger consideration and arrangement of issuance of earnout shares and its tax impact.

On August 25, 2018, HTFL sent a further revised draft of the Merger Agreement to Sidley.

On August 29, 2018, Sidley sent a further revised draft of the Merger Agreement to HTFL.

On August 31, 2018, HTFL sent a further revised draft of the Merger Agreement to Sidley.

On September 6, 2018, Sidley sent a further revised draft of the Merger Agreement to HTFL.

On September 8, 2018, a meeting of the Special Committee and a meeting of the board of directors were called to discuss and approve the Merger Agreement to be held on September 11, 2018, respectively. HTFL submitted a draft of the Merger Agreement substantially the same in the final form of the Merger Agreement to the Special Committee and the board of directors.

On June 10, 2018, HTFL circulated an initial draft of the Bison preliminary proxy statement/prospectus to Bison, Xynomic, and their respective representatives.

On September 11, 2018, Bison’s Special Committee met telephonically to discuss the status of the proposed business combination with Xynomic, including the status of the Merger Agreement. Also in attendance were certain officers of Bison and representatives of HTFL, Venture, and Cassel Salpeter. At the request of the Special Committee, Cassel Salpeter discussed its financial analyses with respect to the Xynomic and the proposed business combination. At the request of the Special Committee, Cassel Salpeter rendered its oral opinion to the Special Committee (which was confirmed in writing by delivery of Cassel Salpeter’s written opinion dated such date), to the effect that, as of September 11, 2018, and based on and subject to the assumptions, limitations, qualifications, and other matters considered in the preparation of such opinion, (i) the Aggregate Merger Consideration to be issued by the Company in the merger pursuant to the Merger Agreement was fair, from a financial point of view, to the Company and (ii) Xynomic had a fair market value equal to at least 80% of the balance of funds in the Company’s Trust Account. Representatives from HTFL then discussed proposed resolutions regarding the approval of the definitive Merger Agreement and on behalf of management, discussed the due diligence. The board of directors then scheduled a call for the afternoon to discuss the status of the Business Combination and any updates to the materials discussed, and to approve the merger with Xynomic. After taking various factors in connection with the Merger Agreement and related transactions and discussions with the assistance of its and the Special Committee’s legal and financial advisors, the Special Committee recommended the board of directors to approve the Merger Agreement and its related transactions.

Later on September 11, 2018, Bison’s board of directors met again telephonically to further consider the merger with Xynomic including the definitive Merger Agreement and the recommendation of the Special Committee to approve the Merger Agreement and related transactions. Also in attendance were certain officers of Bison and representatives of HTFL. After considering the proposed terms of the Merger Agreement and other related transaction agreements and taking into account the other factors described below under the caption “Bison’s Board of Directors’ Reasons for the Approval of the Business Combination,” Bison’s board of directors unanimously approved the Merger Agreement and related agreements and determined that it was advisable and in the best interests of Bison to consummate the Business Combination and other transactions contemplated by the Merger Agreement and related agreements, directed that the Merger Agreement and the other proposals described in the Merger Prospectus be submitted to Bison’s shareholders for approval and adoption, and recommended that Bison’s shareholders approve and adopt the Merger Agreement and such other proposals.

Later on September 12, 2018, Bison and Xynomic entered into the Merger Agreement.

Also on September 12, 2018, a press release was issued announcing the execution of the Merger Agreement and the Business Combination

On September 13, 2018, Bison filed with the SEC a Current Report on Form 8-K attaching the press release.

During the morning of September 19, 2018, Bison and Xynomic held a joint investor call to discuss the Business Combination and Xynomic’s business.

On September 28, 2018, Sidley circulated a revised draft of the Bison preliminary proxy statement/prospectus to HTFL reflecting the terms of the executed merger agreement and providing other updates.

In the first week of December 2018, Xynomic informed Bison that they were finalizing the license agreement with the other party about the worldwide exclusive license to a Phase 2 ready oncology drug and likely to achieve the Earnout Criteria by end of December 2018. From then, Xynomic actively updated Bison and their representative about the status of such license agreement.

On December 20, 2018, Xynomic announced publicly that it had been granted an exclusive, worldwide license to develop, manufacture and commercialize BI 860585, a phase 2 ready mTORC1/2 inhibitor, from Boehringer Ingelheim.

On December 22, 2018, Bison obtained a copy of the signed license agreement dated December 20, 2018 between Boehringer Ingelheim and Xynomic. Upon receipt, Bison reviewed the terms and conditions of the license agreement against the agreed earnout criteria set forth in the Merger Agreement. After discussion with its representatives and Cassel Salpeter, Bison concluded that the value of such license and the relevant drug candidate are materially consistent with or at least no less than the value they projected when entering into the Merger Agreement. On December 28, 2018, Bison submitted a copy of the license agreement with its analysis and decision to the Special Committee and the board of directors. On the same day, HTFL was instructed to notify Sidley that Bison agreed with Xynomic’s position that the Earnout Criteria had been achieved.

On February 11, 2019, the parties amended the Merger Agreement to adopt an amendment to the Proposed Amended and Restated Charter, namely Certificate of Incorporation of Xynomic Pharmaceuticals Holdings, Inc., the combined entity following the Merger, to clarify that its exclusive forum provision does not apply to actions arising under the Securities Act or rules and regulations thereunder.

On February 22, 2019, the parties amended the Merger Agreement to extend the Outside Date from March 23, 2019 to June 24, 2019 or such earlier date as determined by Bison’s Board (the “Extended Termination Date”). On the same day, Bison filed a preliminary proxy statement on Schedule 14A to seek shareholders’ approval to amend its current charter to extend the Outside Date from March 23, 2019 to the Extended Termination Date, and provide that the date for cessation of operations of the Company if the Company has not completed a business combination would similarly be extended by amending the Memorandum and Articles of Association (the “Extension Amendment”); and to amend the Company’s investment management trust agreement, dated June 19, 2017 (the “Trust Agreement”) by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”) to extend the date on which to commence liquidating the Trust Account established in connection with the Company’s initial public offering in the event the Company has not consummated a business combination from the Current Termination Date to the Extended Termination Date by amending the Trust Agreement (the “Trust Amendment”).

On March 3, 2019, Bison received a commitment from Xynomic that it has agreed to contribute to Bison as a loan $0.02 per month for each public share that is not redeemed by Bison’s shareholders (the “Contribution”) in connection with the Extension Amendment and the Trust Amendment. If the Extension Amendment and the Trust Amendment are approved by the Company’s shareholders and the Company takes until June 24, 2019 to complete its initial business combination, the redemption amount per share at the meeting for such business combination or Bison’s subsequent liquidation will be approximately $10.55 per share, in comparison to the redemption amount of $10.49 per share as of December 31, 2018 (assuming no public shares were redeemed in connection with the extension).

Effecting a Business Combination

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. Our board of directors determined that this test was met in connection with the proposed business combination with Xynomic

Business Combination Procedures

In connection with the proposed business combination with Xynomic, we will seek shareholder approval of such initial business combination at a meeting called for such purpose at which public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), subject to the limitations described herein. Notwithstanding the foregoing, as described below, our initial shareholders and EarlyBirdCapital have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account in connection with a proposed business combination. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding ordinary shares voted are voted in favor of the business combination. Our initial shareholders, our officers and directors, and EarlyBirdCapital have agreed (1) to vote any ordinary shares owned by them in favor of the proposed business combination with Xynomic and (2) not to convert any ordinary shares owned by them in connection with a shareholder vote to approve the proposed initial business combination with Xynomic.

Redemption Rights for Holders of Public Shares in connection with Extension Amendment and Trust Amendment

If the Extension Amendment and the Trust Amendment are approved (and not abandoned), Bison will afford the public shareholders making the election to redeem their public shares, the opportunity to receive, at the time the Extension Amendment and the Trust Amendment become effective, and in exchange for the surrender of their shares, a pro rata portion of the funds available in the Trust Account. Public shareholders will also be able to redeem their public shares in connection with the expected shareholder vote to approve the proposed business combination with Xynomic, or if the Bison has not consummated a business combination by the Extended Termination Date.

Competition

If we succeed in effecting a business combination with Xynomic, there will be, in all likelihood, significant competition from its competitors. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively. Information regarding Xynomic’s competition will be set forth in the proxy statement for the meeting to be called to approve the business combination and in other future filings.

Prior to the completion of a business combination, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors

Employees

As of the date hereof, we have no employees except our four executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Business Combination. The amount of time they will devote in any time period varies based on the stage of the Business Combination process we are in. We do not intend to have any full-time employees prior to the consummation of our Business Combination and we currently do not have any full-time employees.

Facilities

We currently maintain our executive offices at 609-610 2st Century Tower, No. 40 Liangmaqiao Road, Chaoyang District, Beijing 100016, China. The cost for this space is included in the $5,000 per month fee that we pay an affiliate of our sponsor for office space, utilities and secretarial and administrative services. We believe, based on rents and fees for similar services in the metropolitan area that this amount is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

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

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements must be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or IFRS as issued by the IASB and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination.

We are required to evaluate and report on our internal control procedures for the fiscal year ending December 31, 2018 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

In addition to the risks and uncertainties set forth below, we face certain material risks and uncertainties related to the business combination with Xynomic. In addition, if we succeed in effecting the business combination, we will face additional and different risks and uncertainties related to the business of Xynomic. Such material risks will be set forth in the proxy statement that we will file with the SEC in connection with the meeting to be called to approve the business combination.

Risks Related to Bison and the Business Combination

Following the Closing, our only significant asset will be the ownership of 100% of Xynomic’s capital stock, and we do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on the appreciation in the price of our common stock.

Following the closing of the business combination, we will have no direct operations and no significant assets other than the ownership of 100% of Xynomic’s capital stock. We will depend on Xynomic for distributions, loans, and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company, and to pay any dividends with respect to our shares. Legal and contractual restrictions in agreements governing the current indebtedness of Xynomic as well as the financial condition and operating requirements of Xynomic, may limit our ability to obtain cash from Xynomic. Thus, we do not expect to pay cash dividends on our shares. Any future dividend payments are within the absolute discretion of our board of directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, level of indebtedness, contractual restrictions with respect to payment of dividends, business opportunities, anticipated cash needs, provisions of applicable law, and other factors that our board of directors may deem relevant.

We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes Oxley Act of 2002 that will be applicable to us after the Business Combination. Furthermore, if our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

As a public company, Bison is subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Following the Business Combination, the combined company will continue to be required to provide management’s attestation on internal controls commencing with the Company’s annual report for the year ending December 31, 2019, in accordance with applicable SEC guidance. The standards required for a public company under Section 404 of the Sarbanes Oxley Act of 2002 are significantly more stringent than those required of Xynomic as a privately held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the regulatory compliance and reporting requirements that will be applicable to the Company after the Business Combination. If we are not able to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our common stock.

We will incur increased costs as a result of operating as a public company with more complex operations following the Business Combination, and our management will be required to devote substantial time to compliance initiatives.

As a public company with more complex operations, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting, and other expenses that we did not incur as a blank check company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission (“SEC”) and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, public companies are required to furnish a report by their management on their internal control over financial reporting, including an attestation report on internal control over financial reporting issued by their independent registered public accounting firms, which requirement is subject to certain exceptions. While we remain an emerging growth company, however, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in a loss of confidence in the reliability of our financial statements, which could cause our stock price to decline.

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for holders of our common stock.

Our stock price is likely to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchased it. The market price for our common stock may be influenced by many factors, including:

●	the success of competitive drugs;

●	results of clinical trials of our drug candidates or those of our competitors;

●	regulatory or legal developments in the United States and other countries;

●	developments or disputes concerning patent applications, issued patents, or other proprietary rights;

●	the recruitment or departure of key personnel;

●	the level of expenses related to any of our drug candidates or clinical development programs;

●	the results of our efforts to discover, develop, acquire, or in-license additional drug candidates or drugs;

●	actual or anticipated changes in estimates as to financial results, development timelines, or recommendations by securities analysts;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	changes in the structure of healthcare payment systems;

●	market conditions in the pharmaceutical and biotechnology sectors;

●	general economic, industry, and market conditions; and

●	the other factors described in this “Risk Factors” section.

Our executive officers, directors, principal shareholders, and their affiliates will continue to exercise significant influence over our company after the Business Combination, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

Our insider shareholders as a group currently own approximately 23.96% of the outstanding voting power of the Company and three outside principal shareholders in aggregate own 21.07% of the outstanding voting power of the Company. After the Business Combination, our executive officers, directors, principal shareholders and their affiliates will beneficially hold in aggregate 65.96% of the outstanding voting power, assuming no redemption of the public shares in connection with the Business Combination. Their voting power will increase when and if the public shares are redeemed. If 67% of the public shares are redeemed, they will own approximately 71.92% of the outstanding voting power after the consummation of the Business Combination.

These shareholders may have interests, with respect to their common stock, that are different from those of investors in this offering and the concentration of voting power among these shareholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

●	delaying, deferring, or preventing a change of control of us;

●	impeding a merger, consolidation, takeover, or other business combination involving us; or

●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Anti-takeover provisions under Delaware law could make an acquisition of us, which may be beneficial to our shareholders, more difficult and may prevent attempts by our shareholders to replace or remove our current management.

Because we will be incorporated in Delaware following the Domestication, we will be governed by the provisions of Section 203 of the DGCL, which limits the ability of shareholders owning in excess of 15% of our outstanding voting stock to merge or combine with us. Although we believe these provisions collectively provide for an opportunity to obtain greater value for shareholders by requiring potential acquirors to negotiate with our board of directors, they would apply even if an offer rejected by our board were considered beneficial by some shareholders. In addition, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors, which is responsible for appointing the members of our management.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Xynomic stockholders have agreed to lock up their Merger Consideration Shares up to nine months after the Closing (subject to certain exceptions) and our Initial Shareholders have agreed to lock up 50% of the Founder Shares until the earlier of (a) one year after the Closing, or (b) the date on which the closing price of the Company common shares equals or exceeds $12.50 per share for any 20 trading days within any 30-trading day period after the Closing and lock up the remaining 50% of the Founder Shares for one year following the Closing. If our Initial Shareholders after the Closing sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after all legal restrictions on resale lapse, the market price of our common stock could decline.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, we expect to experience such ownership change related to the Business Combination, and we may experience ownership changes in the future as a result of changes in our stock ownership, some of which are outside the Company’s control. Our ability to utilize these net operating loss carryforwards could be limited by an “ownership change,” which could result in increased tax liability to the Company, potentially decreasing the value of our common stock. There are additional limitations found under Sections 269, 383, and 384 of the Code that may also limit the use of net operating loss carryforwards that may apply and result in increased tax liability to the Company, potentially decreasing the value of our common stock. In addition, a “Separate Return Limitation Year” (“SRLY”) generally encompasses all separate return years of a member (or predecessor in a Section 381 or other transaction), including tax years in which it joins a consolidated return of another group. According to Treasury Regulation Section 1.1502-21, a net operating losses of a member that arises in a SRLY may be applied against consolidated taxable income only to the extent of the loss member’s cumulative contribution to the consolidated taxable income. As a result, this SRLY limitation may also increase the tax liability to the Company (by reducing the carryforward of certain net operating losses that otherwise might be used to offset the amount of taxable gain), potentially decreasing the value of our common stock.

We will incur significant transaction and transition costs in connection with the Business Combination. If we fail to consummate the Business Combination, we may not have sufficient cash available to pay such costs.

We expect to incur significant, non-recurring costs in connection with consummating the Business Combination. Some of these costs are payable regardless of whether the Business Combination is completed. Bison’s and Xynomic’s combined transaction expenses as a result of the Business Combination are currently estimated at approximately $4.26 million, which are comprised of (i) $109,296 in fees and expenses to the Special Committee’s financial advisor, (ii) $1,811,250 in fees to our financial advisors and for banking fee payable to the underwriters, (iii) an estimate of $1,451,145 in legal fees and expenses, (iv) an estimate of $681,932 in accounting and other expenses, and (v) $202,352 relating to other fees and expenses incurred in connection with the Business Combination. Additionally, this amount includes the expenses incurred in connection with the filing, printing, and mailing of the Merger Prospectus and the solicitation of the approval of our shareholders, and all filing and other fees paid to the SEC, which is estimated based on the Aggregate Merger Consideration of approximately $450 million as provided in the Merger Agreement. If Bison and Xynomic do not consummate the Business Combination, each party will be required to pay its own fees and expenses, and Bison likely will not have sufficient cash available to pay its fees and expenses unless and until it completes a subsequent business combination transaction. Going forward, the combined company will incur transition costs and costs relating to Xynomic’s business operating as a public company, which may adversely affect our results of operations and the value of our common stock.

Bison and its shareholders will only have limited protection of any indemnification, escrow, price adjustment, or other provisions that allow for a post-Closing adjustment to be made to the Closing Consideration Shares in the event that any of the representations and warranties made by Xynomic in the Merger Agreement ultimately proves to be inaccurate or incorrect.

The representations and warranties made by Xynomic to Bison in the Merger Agreement will survive for a period of 18 months after the Closing. As a result, after the expiration of such period, Bison and its shareholders will not have the protection of any indemnification, if any representation or warranty made by Xynomic in the Merger Agreement proves to be inaccurate or incorrect or there is a breach of a pre-closing covenant unless there is an intended fraud. Accordingly, to the extent such representations or warranties are incorrect or there is a breach of a pre-closing covenant by Xynomic, Bison would have limited indemnification claims with respect thereto and its financial condition or results of operations could be adversely affected. Bison’s indemnification is limited to the Escrow Shares and earnings on such shares while held in escrow. Since the Escrow Shares (and related dividends and earnings) serve as the sole source for indemnity, if the business underperforms due to factors that constituted a breach of Xynomic’s representations and warranties or pre-closing covenants, once the Escrow Shares (and related dividends and earnings) are forfeited, they will no longer provide a remedy for indemnification claims for such breaches since they may have already been forfeited.

Purchases of shares of our common stock in the open market or in privately negotiated transactions by our Sponsor, directors, officers, advisors, or their affiliates may make it difficult for us to maintain the listing of our common stock on a national securities exchange following the Closing.

If our Sponsor, directors, officers, advisors, or their affiliates purchase shares of our common stock in the open market or in privately negotiated transactions, the public “float” of our common stock and the number of beneficial holders of our securities would both be reduced, possibly making it difficult to maintain the listing or trading of our securities on a national securities exchange following the Closing.

We may waive one or more of the conditions to the Business Combination.

We may agree to waive, in whole or in part, some of the conditions to our obligations to complete the Business Combination, to the extent permitted by our Current Charter and applicable laws. For example, it is a condition to our obligations to close the Business Combination that Xynomic’s representations and warranties are true and correct in all respects as of the Closing Date, except for such inaccuracies that, individually or in the aggregate, would not result in a Material Adverse Effect (as defined in the Merger Agreement). However, if our board of directors determines that it is in our shareholders’ best interest to waive any such breach, then the board may elect to waive that condition and close the Business Combination. We are not able to waive the condition that our shareholders approve the Business Combination.

Even if we consummate the Business Combination, there is no guarantee that the public warrants will ever be in the money, and they may expire worthless and the terms of our warrants may be amended.

The exercise price for our warrants is $11.50 per whole share, subject to certain adjustment. Warrants may be exercised only for a whole number of Company common shares. No fractional shares will be issued upon exercise of the warrants. There is no guarantee that the public warrants will ever be in the money prior to their expiration and they may expire worthless.

In addition, the warrant agreement between Continental Stock Transfer & Trust Company, as the warrant agent, and us provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of Company common shares purchasable upon exercise of a warrant.

Our Sponsor, directors, and officers have a conflict of interest in determining to pursue the merger with Xynomic, since certain of their interests, and certain interests of their affiliates and associates, are different from or in addition to (and which may conflict with) the interests of our shareholders.

Our Initial Shareholders, including our Sponsor and our officers and directors, have interests in and arising from the Business Combination that are different from or in addition to (and which may conflict with) the interests of our public shareholders, which may result in a conflict of interest. These interests include, among other things:

●	the fact that our Sponsor and our Chief Executive Officer, Dr. Tong, paid an aggregate purchase price of $25,000, or approximately $0.017 per share, for their 1,509,375 Founder Shares which had a value of approximately $15.7 million based on the closing price of Bison ordinary shares as of December 31, 2018 as reported by Nasdaq and that are not subject to redemption. Such Founder Shares will have no value if we do not complete an initial business combination by the Outside Date; as a result, our Sponsor (and its members, including our executive officers and directors) have a financial incentive to see the Business Combination consummated rather than losing whatever value is attributable to the Founder Shares;

●	the fact that our Sponsor holds 401,875 private units and will continue to hold 422,062 Company common shares and 200,937 warrants following the separation of such private units upon the consummation of the Business Combination, subject to certain lock-up agreement. Those private units and securities underlying those private units are not subject to redemption and will be worthless if we do not complete an initial business combination by March 23, 2019 (which will be extended to June 24, 2019 or such earlier date as determined by Bison’s board of directors upon receipt of Bison’s shareholders’ approval of the Extension Proposal);

●	if Bison is unable to complete a business combination by March 23, 2019 (which will be extended to June 24, 2019 or such earlier date as determined by Bison’s board of directors upon receipt of Bison’s shareholders’ approval of the Extension Proposal), our Sponsor will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by Bison for services rendered or contracted for or products sold to Bison, but only if such a vendor or target business has not executed a waiver of claims against the trust account and except as to any claims under our indemnity of the underwriters;

●	the continuation of four of our five existing directors as directors of the combined company;

●	the fact that Bison has issued a $500,000 note to the Sponsor which is convertible into private units at the Sponsor’s discretion at the Closing;

●	the fact that in addition to the $500,000 notes, the Sponsor has loaned us $100,000 working capital and may need to loan us additional fund through the Closing, which, in the event that the initial business combination does not close, cannot be paid from the proceeds or the interest on such proceeds in the trust account.

●	the fact that (a) Zhongshan Bison Healthcare Investment Limited (Limited Partnership) (“Zhongshan Bison”) is holding 1,553,265 shares of Series B preferred stock of Xynomic representing approximately 2.96% equity interest in Xynomic immediately prior to the Closing, (b) Mr. Peixin Xu, the Chairman of Bison, is the beneficial owner of 21% of Zhongshan Bison and his wife owns 100% of Sponsor;

●	the fact that the Merger Agreement provides a termination fee of $4,500,000 payable to our Sponsor if (i) the breach by Xynomic causes Bison to not be able to satisfy its obligations under the Merger Agreement relating to preparing and filing a proxy statement/prospectus for obtaining, and obtaining, approval of the Business Combination and the Merger Agreement by its shareholders and not consummating an alternative business combination with another party, or to close the Business Combination on or prior to the Outside Date, or enter into a definitive agreement to consummate an alternative business combination by that date, and (ii) Bison ceases operations other than making required distributions to its shareholders pursuant to its organizational documents and its winding up and dissolution as a result of (x) failing to obtain shareholder approval to consummate any alternative business combination or (y) occurrence of an Automatic Redemption Event (as defined in the Current Charter); and

●	the continued indemnification of current directors and officers of the Company and the continuation of directors’ and officers’ liability insurance after the Business Combination.

●	$100,000 will not be paid without a business combination

These interests may influence our directors in making their recommendation that you vote in favor of the approval of the Business Combination and the transactions contemplated thereby. These interests were considered by our Special Committee and the Board when they approved the Business Combination.

The exercise of our directors’ and officers’ discretion in agreeing to changes or waivers in the terms of the Business Combination may result in a conflict of interest when determining whether such changes to the terms of the Business Combination or waivers of conditions are appropriate and in our shareholders’ best interest.

In the period leading up to the Closing, events may occur that, pursuant to the Merger Agreement, would require Bison to agree to amend the Merger Agreement, to consent to certain actions taken by Xynomic or to waive rights that Bison is entitled to under the Merger Agreement. Such events could arise because of changes in the course of Xynomic’s business, a request by Xynomic to undertake actions that would otherwise be prohibited by the terms of the Merger Agreement, or the occurrence of other events that would have a material adverse effect on Xynomic’s business and would entitle Bison to terminate the Merger Agreement. In any of such circumstances, it would be at Bison’s discretion, acting through its board of directors, to grant its consent or waive those rights. The existence of the financial and personal interests of our officers and directors described in the preceding risk factors may result in a conflict of interest on the part of one or more of the directors between what he or they may believe is best for Bison and what he or they may believe is best for himself or themselves in determining whether or not to take the requested action. As of the date of this Form 10-K, Bison does not believe there will be any changes or waivers that Bison’s directors and officers would be likely to make after shareholder approval of the Business Combination Proposal has been obtained. While certain changes could be made without further shareholder approval, Bison will circulate a new or amended Merger Prospectus and re-solicit Bison’s shareholders if changes to the terms of the transaction that would have a material impact on its shareholders are required prior to the vote on the Business Combination Proposal.

Our public shareholders may experience immediate dilution as a consequence of, among other transactions, the Business Combination, and having a minority share position likely reduces the influence that our current shareholders have on the management of the Company.

We anticipate that, upon the completion of the Business Combination, and assuming there are no redemptions, and assuming the issuance of 34,482,758 Company common shares as the Closing Consideration Shares (assuming Closing Merger Consideration of $350 million) and the issuance of 9,852,216 Company common shares as Earnout Shares to Xynomic stockholders upon the Closing, Bison’s public shareholders will retain an ownership interest of 12.54% in the Company post-Closing and our Initial Shareholders and affiliates (including the underwriters in our IPO) will retain an ownership interest of 3.75% in the Company post-Closing. These relative percentages assume the automatic conversion of 6,469,562 rights of Bison into 646,956 common shares at the Closing. In addition, if any of our public shareholders exercises its redemption rights, the aggregate ownership interest of our public shareholders in the Company post-Closing will decrease and the ownership interest of our Initial Shareholders and the ownership interest of Xynomic stockholders in the Company post-Closing, will increase. Upon the Closing, Bison will own 100% of the issued and outstanding shares of common stock of Xynomic. If the actual facts are different than these assumptions (which they are likely to be), the percentage ownership retained by our existing shareholders in the Company post-Closing will be different. These ownership percentages with respect to the Company following the Business Combination do not take into account: (i) the 3,018,750 public warrants to purchase up to a total of 3,018,750 Company common shares, (ii) the 216,031 private warrants to purchase up to a total of 216,031 Company common shares, (iii) the unit purchase option, held by the underwriter in our IPO, to purchase up to 157,500 Company common shares, 157,500 rights to receive 15,750 Company common shares, and 78,750 public warrants to purchase up to a total of 78,750 Company common shares that will remain outstanding following the Business Combination, (iv) the issuance of any Company common shares under the Assumed Options upon the Closing, or (v) any adjustments to the number of the Closing Consideration Shares that will be issued to the Xynomic stockholders. If the actual facts are different than these assumptions (which they are likely to be), the percentage ownership retained by Bison’s existing shareholders in Bison will be different.

Our ability to successfully effect the Business Combination and successfully operate the business thereafter will be largely dependent upon the efforts of certain key personnel, including the key personnel of Xynomic, all of whom we expect to stay with Xynomic following the Business Combination. The loss of such key personnel could negatively impact the operations and profitability of the post-combination business.

Our ability to successfully effect the Business Combination and successfully operate the business is dependent upon the efforts of certain key personnel, including the key personnel of Xynomic. Although we expect all of such key personnel to remain with Xynomic following the Business Combination, it is possible that we will lose some key personnel, the loss of which could negatively impact the operations and profitability of our post-combination business. Furthermore, while we have scrutinized individuals we intend to engage to stay with Xynomic following the Business Combination, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. Any of these occurrences could materially and adversely affect our business, financial condition, results of operations, or prospects.

A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

Following the Business Combination, the price of our securities may fluctuate significantly due to the market’s reaction to the Business Combination, the business of Xynomic and general market and economic conditions. An active trading market for our securities following the Business Combination may never develop or, if developed, may not be sustained. In addition, the price of our securities after the Business Combination can vary due to general economic conditions and forecasts, our general business condition, and the release of our financial reports. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

Our Initial Shareholders and/or their affiliates may enter into agreements concerning our securities prior to the Meeting, which may have the effect of increasing the likelihood of the Closing, decreasing the value of our shares, or reducing the public “float” of our shares.

At any time prior to the Meeting, during a period when they are not then aware of any material nonpublic information regarding the Company or its securities, the initial shareholders and/or their affiliates may enter into a written plan to purchase the Company’s securities pursuant to Rule 10b5-1 of the Exchange Act, and may engage in other public market purchases, as well as private purchases, of securities. In addition, at any time prior to the Meeting, during a period when they are not then aware of any material nonpublic information regarding the Company or its securities, the initial shareholders and/or their respective affiliates may (i) purchase shares from institutional and other investors who vote, or indicate an intention to vote, against the Business Combination Proposal, (ii) execute agreements to purchase such shares from institutional and other investors in the future, and/or (iii) enter into transactions with institutional and other investors to provide such persons with incentives to acquire shares of the Company’s ordinary shares or vote their shares in favor of the Business Combination Proposal. Such an agreement may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our initial shareholders or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling public shareholders would be required to revoke their prior elections to redeem their shares. While the exact nature of any such incentives has not been determined as of the date of this Form 10-K, they might include, without limitation, arrangements to protect such investors or holders against potential loss in value of their shares, including the granting of put options and the transfer of shares or warrants owned by the initial shareholders for nominal value to such investors or holders.

The purpose of such share purchases and other transactions by the initial shareholders and/or their respective affiliates would be to increase the likelihood of satisfaction of the requirements that (x) the holders of a majority of the public shares present and entitled to vote at the Meeting vote in favor of the Business Combination Proposal, and/or (y) that the Company will have at least $7,500,000 in net tangible assets upon the Closing after taking into account holders of public shares that properly demanded redemption of their public shares into cash, when, in each case, it appears that such requirements would otherwise not be met.

Entering into any such arrangements may have a depressive effect on the Company’s shares. For example, as a result of these arrangements, an investor or holder may have the ability to effectively purchase shares at a price lower than market and may therefore be more likely to sell the shares it owns, either prior to or immediately after the Meeting. In addition, if such arrangements are made, the public “float” of our shares and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing, or trading of our securities on a national securities exchange.

As of the date of this Form 10-K, there have been no such discussions and no agreements to such effect have been entered into with any such investor or holder. The Company will file a Current Report on Form 8-K to disclose arrangements entered into or significant purchases made by any of the aforementioned persons that would affect the vote on the Business Combination Proposal and the Charter Amendment Proposal or the redemption threshold. Any such report will include descriptions of any arrangements entered into or significant purchases by any of the aforementioned persons.

Although we expect our shares and warrants to remain listed on Nasdaq after the Business Combination, there can be no assurance that our shares and warrants will continue to be so listed or, if listed, that we will be able to comply with the continued listing standards of Nasdaq.

We have applied to continue listing our securities on Nasdaq subsequent to the Closing. To continue listing our securities on Nasdaq subsequent to the Closing, we will be required to demonstrate compliance with Nasdaq’s initial listing standards, which are more rigorous than Nasdaq’s continued listing requirements. For instance, we must maintain a minimum number of holders (300 round-lot holders). We cannot assure you that we will be able to meet those initial listing standards at that time.

If, after the Business Combination, Nasdaq delists our shares or warrants from trading on its exchange due to our failure to meet Nasdaq’s initial and/or continued listing standards, we and our shareholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;

●	a determination that our shares are “penny stock,” which will require brokers trading in our shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares;

●	a limited amount of analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for so long as we are an “emerging growth company.”

Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal control over financial reporting, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. Following the Business Combination, the combined company will continue to be required to provide management’s attestation on internal controls effective with respect to the year ended December 31, 2018, in accordance with applicable SEC guidance.

However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 until we are no longer an “emerging growth company.” We could be an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following June 23, 2022, the fifth anniversary of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, (c) our non-convertible debt issued within a three year period exceeds $1 billion, or (d) if the market value of our shares that are held by non-affiliates exceeds $700 million on the last day of our second fiscal quarter.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. Such circumstances could adversely affect the value and liquidity of our securities.

If the Business Combination’s benefits do not meet the expectations of investors, stockholders, or financial analysts, the market price of our securities may decline.

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of the Company’s securities prior to the Closing may decline. The market values of our securities at the time of the Business Combination may vary significantly from their prices on the date the Merger Agreement was executed, the date of this Form 10-K, or the date on which our shareholders vote on the Business Combination.

In addition, following the Business Combination, fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Prior to the Business Combination, there has not been a public market for Xynomic’s stock and trading in the shares of the Company’s shares has not been active. Accordingly, the valuation ascribed to Xynomic and our shares in the Business Combination may not be indicative of the price that will prevail in the trading market following the Business Combination. If an active market for our securities develops and continues, the trading price of our securities following the Business Combination could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of the Company’s securities following the Business Combination may include:

●	our research and development and our ability to commercialize our products;

●	our ability to attract, retain scientists, senior management, or key operating personnel;

●	quarterly variations in our results of operations;

●	changes in government regulations;

●	the announcement of acquisitions by us or our competitors;

●	changes in general economic and political conditions;

●	volatility in the financial markets;

●	results of our operations and the operations of others in our industry;

●	changes in interest rates;

●	threatened or actual litigation and government investigations;

●	the addition or departure of key personnel;

●	actions taken by our shareholders, including the sale or disposition of their shares; and

●	differences between our actual financial and operating results and those expected by investors and analysts and changes in analysts’ recommendations or projections.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and Nasdaq in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to the Company could depress our stock price regardless of our business, prospects, financial conditions, or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future, further adversely affecting our business, financial condition, or prospects.

Following the Business Combination, the Company’s business and stock price may suffer as a result of its lack of public company operating experience and if securities or industry analysts do not publish or cease publishing research or reports about the Company, its business, or its market, or if they change their recommendations regarding our shares adversely, the price and trading volume of our common stock could decline.

Prior to the completion of the Business Combination, we have been a blank check company. The Company’s lack of public company operating experience may make it difficult to forecast and evaluate its future prospects. If the Company is unable to execute its business strategy, either as a result of its inability to effectively manage its business in a public company environment or for any other reason, the Company’s business, prospects, financial condition, and operating results may be harmed.

The trading market for our shares will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. Securities and industry analysts do not currently, and may never, publish research on the Company. If no securities or industry analysts commence coverage of the Company, our stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover the Company change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our shares would likely decline. If any analyst who may cover the Company were to cease coverage of the Company or fail to regularly publish reports on it, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

The future exercise of registration rights may adversely affect the market price of our common stock.

The combined company’s common stock will be subject to registration rights agreements. Sales of restricted securities pursuant to these agreements may substantially depress the market price of its common stock. Bison, Xynomic, and the Xynomic stockholders will enter into a registration rights agreement that provides for the registration of the Company common shares that we will issue to Xynomic stockholders pursuant to the Merger Agreement. The combined company will also be obligated to register Founder Shares, insider units (including any units issuable upon conversion of the $500,000 Sponsor note), and the Company common shares and warrants included in the insider units (or issuable under the rights or upon exercise of the warrants) pursuant to a registration rights agreement signed in connection with Bison’s IPO.

Warrants will become exercisable for our Company common shares, which would increase the number of Company common shares eligible for future resale in the public market and result in dilution to our stockholders.

Outstanding public warrants to purchase an aggregate of 3,018,750 Company common shares and outstanding private warrants to purchase an aggregate of 216,031 Company common shares will become exercisable commencing 30 days after the completion of the Business Combination. Each warrant entitles the holder thereof to purchase one share of Bison’s Company common shares at a price of $11.50 per whole share, subject to adjustments. Warrants may be exercised only for a whole number of shares of Bison’s Company common shares. No fractional shares will be issued upon exercise of the warrants. To the extent such warrants are exercised, additional shares will be issued, which will result in dilution to the then existing holders of Company common shares and increase the number of Company common shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

We may redeem any public warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.

We will have the ability to redeem the public warrants at any time after they become exercisable and prior to their expiration at a price of $0.01 per warrant, provided that the last reported sale price of the Company common shares equals or exceeds $24.00 per share for any 20 trading days within the 30 trading-day period ending on the third business day before we send the notice of such redemption and if there is a current registration statement in effect with respect to the Company common shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption. Redemption of the outstanding public warrants could force holders of public warrants:

●	to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so;

●	to sell their warrants at the then-current market price when they might otherwise wish to hold their warrants; or

●	to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants.

We may issue additional Company common shares to complete the business combination or under the Xynomic 2018 Equity Incentive Plan after consummation of our initial business combination, which would dilute the interest of our stockholders and likely present other risks.

Our Current Charter authorize the issuance of an unlimited amount of both common stock of no par value and preferred stock of no par value and our Interim Charter will authorize the issuance of 200 million shares of common stock, par value $0.0001 per share and 50,000,000 shares of preferred stock, par value $0.0001 per share. We may issue a substantial number of additional Company common stock or preferred stock to complete our initial business combination or after consummation of our initial business combination. Although no such issuance of Company common stock or preferred stock will affect the per share amount available for redemption from the trust account, the issuance of additional Company common stock or preferred stock:

●	may significantly dilute the equity interest of investors in the IPO, who will not have pre-emption rights in respect of such an issuance;

●	could cause a change in control if a substantial number of stocks are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for stocks and/or warrants.

Our Current Charter permit the board of directors by resolution to amend our Current Charter, including to create additional classes of securities, including shares with rights, preferences, designations, and limitations as they determine which may have an anti-takeover effect.

Our Current Charter permits the board of directors by resolution to amend Current Charter including to designate rights, preferences, designations, and limitations attaching to the preferred shares as they determine in their discretion, without shareholder approval with respect the terms or the issuance. If issued, the rights, preferences, designations, and limitations of the preferred shares would be set by the board of directors and could operate to the disadvantage of the outstanding shares the holders of which would not have any pre-emption rights in respect of such an issuance of preferred shares. Such terms could include, among others, preferences as to dividends and distributions on liquidation, or could be used to prevent possible corporate takeovers. We may issue some or all of such preferred shares in connection with our initial business combination that would affect the substance or timing of our redemption obligation if we do not consummate a business combination within the relevant time period. Notwithstanding the foregoing, our initial shareholders (and/or our Sponsor’s designees), and our directors and officers have agreed to not propose, or vote in favor of, an amendment to our Current Charter that would affect the substance or timing of our obligation to redeem all public shares if we cannot complete an initial business combination within 21 months of the closing of the IPO, unless the Company provides public shareholders an opportunity to redeem their public shares.

If we are unable to effect the Business Combination and fail to complete an alternative initial business combination by March 23, 2019 (subject to potential extension), we will cease all operations except for the purpose of winding up, redeeming 100% of the outstanding public shares and, subject to the approval of our remaining shareholders and our board of directors, dissolving and liquidating. In such event, the warrants and rights will expire worthless and third parties may bring claims against Bison and, as a result, the proceeds held in trust could be reduced and the per share liquidation price received by shareholders could be less than $10.25 per share. Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

If we do not consummate the Business Combination and fail to complete an alternative initial business combination by March 23, 2019 (which will be extended to June 24, 2019 or such earlier date as determined by Bison’s board of directors upon receipt of Bison’s shareholders’ approval of the Extension Proposal), the Current Charter provides that we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter (subject to our Current Charter and the laws of the British Virgin Islands), redeem 100% of the outstanding public shares (including any public units in this offering or any public units or shares that our initial shareholders or their affiliates purchased in this offering or later acquired in the open market or in private transactions) which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining holders of shares and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the company, subject (in the case of (ii) and (iii) above) to our obligations to provide for claims of creditors and the requirements of applicable law. Holders of our Founder Shares have waived any right to any liquidation distribution with respect to those shares. In the event of liquidation, there will be no distribution with respect to our outstanding warrants and rights. Accordingly, the warrants and rights will expire worthless.

In addition, third parties may bring claims against Bison. Although Bison has obtained waiver agreements from certain vendors and service providers it has engaged and owes money to, and the prospective target businesses it has negotiated with, whereby such parties have waived any right, title, interest, or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they or other vendors who did not execute such waivers will not seek recourse against the trust account notwithstanding such agreements. Furthermore, there is no guarantee that a court will uphold the validity of such agreements. Accordingly, the proceeds held in the trust account could be subject to claims which could take priority over those of Bison’s public shareholders. If Bison is unable to complete a business combination within the required time period, our Sponsor has agreed to be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by Bison for services rendered or contracted for or products sold to Bison, but only if such a vendor or prospective target business has not executed such a waiver of claims against the trust account and except as to any claims under our indemnity to the underwriters. However, he may not be able to meet such obligation. Therefore, the per-share distribution from the trust account in such a situation may be less than $10.25 due to such claims.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.25 per share or (ii) other than due to the failure to obtain such waiver such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy his obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.25 per share.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments, and results of operations.

We are subject to laws and regulations enacted by national, regional, and local governments, including non-U.S. governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming, and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to complete the Business Combination.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed the Business Combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including assessing the potential Business Combination and monitoring the related due diligence. We do not currently have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could adversely impact our ability to complete the Business Combination.

Since our Sponsor, executive officers, and directors will lose their entire investment in us if the Business Combination is not completed, a conflict of interest may arise in determining whether Xynomic is appropriate for our initial business combination.

In December 2016, our initial shareholders purchased an aggregate of 1,437,500 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.017 per share. On June 19, 2017, the number of Founder Shares issued under the original subscription agreement was increased by way of the sub-division of each of the then existing Founder Shares on a 1.05 for 1 basis, resulting in the total number of Founder Shares becoming 1,509,375. The Founder Shares will be worthless if we do not consummate an initial business combination. In addition, our Sponsor and EarlyBirdCapital purchased an aggregate of 432,062 private units, each consisting of one Company common share, one right, each to receive one-tenth of one Company common share upon consummation of our initial business combination, and one half of one warrant, each whole warrant to purchase one Company common share, for an aggregate purchase price of $4,320,625 that will also be worthless if we do not consummate our initial business combination. The personal and financial interests of our executive officers and directors may have influenced their motivation in identifying and selecting Xynomic for its target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Since our Sponsor, executive officers, and directors will not be eligible to be reimbursed for their out-of-pocket expenses if the Business Combination is not completed, a conflict of interest may arise in determining whether Xynomic is appropriate for our initial business combination.

At the Closing, our Sponsor, executive officers, directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. These financial interests of our Sponsor, executive officers, and directors may have influenced their motivation in identifying and selecting Xynomic for the Business Combination.

We will be a holding company and will conduct all of our operations through our subsidiaries.

Upon consummation of the Business Combination, we will be a holding company and will derive all of our operating income from subsidiaries of Xynomic. Other than any cash we may retain, all of our assets will be held by our direct and indirect subsidiaries. We will rely on the earnings and cash flows of Xynomic, which will be paid to us by our subsidiaries, if and only to the extent available, in the form of dividends and other payments or distributions, to meet our debt service obligations. The ability of our subsidiaries to pay dividends or make other payments or distributions to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends and other distributions to us), the terms of existing and future indebtedness and other agreements of our subsidiaries and the covenants of any future outstanding indebtedness we or our subsidiaries incur.

We are attempting to consummate the Business Combination with a private company about which little information is available.

In pursuing our acquisition strategy, we have effectuated our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we were required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in our initial business combination with a company that is not as profitable as we suspected, if at all.

If we are deemed to be insolvent, distributions, or part of them, may be delayed while the insolvency liquidator determines the extent of potential creditor claims. In these circumstances, prior payments made by Bison may be deemed “voidable transactions.”

If we do not complete our initial business combination by March 23, 2019 (which will be extended to June 24, 2019 or such earlier date as determined by Bison’s board of directors upon receipt of Bison’s shareholders’ approval of the Extension Proposal) (unless such date is accelerated, in the board’s discretion, or further extended), this will trigger an automatic redemption of public shareholders from the trust account pursuant to our Current Charter.

If at any time, however, we are deemed insolvent for the purposes of the Insolvency Act (i.e., (i) we fail to comply with the requirements of a statutory demand that has not been set aside under Section 157 of the Insolvency Act; (ii) execution or other process issued on a judgment, decree, or order of a British Virgin Islands Court in favor of a creditor of us is returned wholly or partly unsatisfied; or (iii) either the value of our liabilities exceeds its assets, or we are unable to pay our debts as they fall due), we are required to immediately enter insolvent liquidation. In these circumstances, a liquidator will be appointed who will give notice to our creditors, inviting them to submit their claims for payments, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands and in at least one newspaper circulating in the location where we have its principal place of business, and taking any other steps he considers appropriate, after which our assets would be distributed. Following the process of insolvent liquidation, the liquidator will complete its final report and accounts and will then notify the Registrar of Corporate Affairs in the British Virgin Islands. The liquidator may determine that he requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). In addition, a creditor or shareholder may file a petition with the British Virgin Islands Court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to our public shareholders. In such liquidation proceedings, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we cannot assure you we will be able to return to our public shareholders the amounts otherwise payable to them.

If we are deemed insolvent, then there are also limited circumstances where prior payments made to shareholders or other parties may be deemed a “voidable transaction” for the purposes of the Insolvency Act. A voidable transaction would be, for these purposes, payments made as “unfair preferences” or “transactions at an undervalue.” Where a payment was a risk of being a voidable transaction, a liquidator appointed over an insolvent company could apply to the British Virgin Islands Court for an order, inter alia, for the transaction to be set aside as a voidable transaction in whole or in part.

Our Initial Shareholders have waived their right to participate in any liquidation distribution with respect to the initial shares. We will pay the costs of our liquidation and distribution of the trust account from our remaining assets outside of the trust account and may request the trustee to release to us any net interest earned on the trust account to pay dissolution expenses. In addition, our Sponsor has agreed that he will be liable to us, for all claims of creditors to the extent that we fail to obtain executed waivers from such entities in order to protect the amounts held in trust, except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we cannot assure you that the liquidator will not determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). We also cannot assure you that a creditor or shareholder will not file a petition with the British Virgin Islands Court, which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to our public shareholders.

We believe we have been considered a PFIC since our inception (until we domesticate to Delaware), which could result in adverse U.S. federal income tax consequences to U.S. taxpayers.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined below) of our ordinary shares, warrants, or rights, the U.S. Holder may be subject to increased U.S. federal income tax liability and may be subject to additional reporting requirements. Specifically such U.S. Holder may be subject to tax at ordinary income rates on (i) any gain recognized on the sale or other disposition of its ordinary shares, rights, or warrants and (ii) any “excess distribution” (as defined in “The Business Combination Proposal—Material U.S. Federal Income Tax Considerations for Shareholders Exercising Redemption Rights” below) received by the U.S. Holder. In addition, such U.S. Holder may be subject to an interest charge on such gain or excess distribution. Consequently, our classification as a PFIC may result in adverse tax consequences for U.S. Holders. We believe that we have been considered a PFIC since our inception.

Our actual PFIC status for our 2018 taxable year, however, will not be determinable until after the end of such taxable year, which will occur upon the Domestication.

Some elections may be available to mitigate the adverse PFIC tax consequences. However, we may not provide timely financial information that would be required for U.S. investors to make such potentially favorable qualified electing fund (“QEF”) election, and such election would be unavailable with respect to our warrants and possibly our rights. Any holder of warrants could therefore be required to recognize gain as ordinary income and subject to an interest charge. Further, because the shareholder’s holding period in the stock received upon the exercise of the warrants includes the holding period in the warrants, a QEF election made on the stock would not rid the stock of its PFIC taint absent the shareholder recognizing gain or including a deemed dividend amount in a purging election. For more information, see the discussion in “The Business Combination Proposal—Material U.S. Federal Income Tax Considerations for Shareholders Exercising Redemption Rights.” We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

The Domestication may result in adverse tax consequences for you.

Upon the effectiveness of the Domestication, Bison will become a domestic corporation for federal income tax purposes as a result of the Domestication. If you are a U.S. Holder (as defined in “Material U.S. Federal Income Tax Consequences of the Domestication” below) of Bison ordinary shares, you may be subject to U.S. federal income tax as a result of the Domestication unless you made a timely election on your filing with the IRS as described below.

If you are a non-U.S. Holder (as defined in “Material U.S. Federal Income Tax Consequences of the Domestication” below) of Bison ordinary shares, you may become subject to withholding tax on any dividends paid on the ordinary shares of Bison or the Company common stock subsequent to the Domestication.

Subject to the discussion below concerning PFICs, if you are a U.S. Holder who owns $50,000 or more of Bison ordinary shares, but are not a 10% Shareholder at the time when Bison becomes taxable as a domestic corporation, you must generally recognize gain (but not loss) with respect to such Company common stock after the Domestication, even if you continue to hold your stock and have not received any cash as a result of the Domestication. As an alternative to recognizing gain under Section 367 of the Code, however, such U.S. Holder may elect to include in income the “all earnings and profits amount,” as the term is defined in Treasury Regulation Section 1.367(b)-2(d), attributable to its ordinary shares in Bison. The income so included pursuant to this election generally is treated as dividend income.

WE STRONGLY URGE EACH SUCH U.S. HOLDER TO READ CAREFULLY OUR DESCRIPTIONS OF THE ELECTION IN “MATERIAL U.S. FEDERAL INCOME TAX CONSEQUENCES OF THE DOMESTICATION,” AS WELL AS TO CONSULT YOUR OWN TAX ADVISOR WITH RESPECT TO THE U.S. FEDERAL, STATE, LOCAL AND FOREIGN TAX CONSEQUENCES OF THE ELECTIONS AND DOMESTICATION TO YOU.

If a U.S. Holder is a 10% Shareholder of Bison, such U.S. Holder will be required to pay taxes on a deemed dividend equal to the “all earnings and profits amount” attributable to its ordinary shares in Bison. Complex attribution rules apply in determining whether a U.S. holder owns 10% or more of the total combined voting power or value of all classes of our shares for U.S. federal tax purposes.

The Company believes that it has been considered a PFIC since its inception. If the Company is considered a PFIC for U.S. federal income tax purposes, the proposed Treasury Regulations generally require U.S. Holders of Bison ordinary shares to recognize gain on the deemed receipt of Company common stock in the Domestication unless such U.S. Holder has made certain tax elections with respect to such U.S. Holder’s Bison ordinary shares. The tax on any such gain would be imposed at the rate applicable to ordinary income and an interest charge would apply based on complex rules designed to offset the tax deferral to such U.S. Holder on the undistributed earnings, if any, of the Company. It is not possible to determine at this time whether, in what form, and with what effective date, final Treasury Regulations under Section 1291(f) will be adopted.

For a more detailed description of the material U.S. federal income tax consequences associated with the Domestication, please read “Material U.S. Federal Income Tax Consequences of the Domestication” of this proxy.

The foreign subsidiaries of the combined entity may qualify as a controlled foreign corporation (“CFC”), which could result in adverse U.S. federal income tax consequences to the combined entity.

Under the CFC rules, a 10% Shareholder generally must include annually as ordinary income its pro rata share of its CFC’s “subpart F income” and “global intangible low-taxed income,” even if no distributions are made by the foreign subsidiaries to the combined entity. Therefore, the combined entity must generally include annually as ordinary income its foreign subsidiaries’ “subpart F income” and “global intangible low-taxed income,” even if no distributions are made by the foreign subsidiaries to the combined entity, causing adverse U.S. federal income tax consequences to the combined entity. We urge U.S. investors to consult their own tax advisors regarding the possible application of the CFC rules.

Xynomic may have been, and may become, subject to income tax (or an increased amount of income tax) in one or more countries, including the United States, which could materially reduce the combined entity’s after-tax returns and the value of Company common shares.

All or a portion of the income of Xynomic’s foreign subsidiaries may be treated in the United States as effectively connected with a U.S. trade or business. Whether Xynomic’s foreign subsidiaries have been, or will be, subject to tax in the United States is not free from doubt in light of the applicable tax law and guidance regarding activities that constitute being engaged in a trade or business in the United States for U.S. federal income tax purposes. Accordingly, the Company cannot assure you that the IRS will not contend, perhaps successfully, that a Xynomic’s foreign subsidiary is engaged in a trade or business in the United States or is subject to more U.S. income tax than it currently incurs. A foreign corporation deemed to be so engaged would be subject to U.S. federal income tax, as well as branch profits tax, on its income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under an applicable tax treaty.

The combined company could become subject to income tax in one or more countries, including the United States, as a result of activities performed by it, adverse developments or changes in law, contrary conclusions by the relevant tax authorities or other causes. The imposition of any of these income taxes could materially reduce the combined company’s post-tax returns available for distributions on, and consequently the value of, Company common shares.

An investor may be subject to adverse U.S. federal income tax consequences in the event the Internal Revenue Service (“IRS”) were to disagree with the U.S. federal income tax consequences described herein.

We have not sought a ruling from the IRS as to any U.S. federal income tax consequences described herein. The IRS may disagree with the descriptions of U.S. federal income tax consequences contained herein, and its determination may be upheld by a court. Any such determination could subject an investor or our company to adverse U.S. federal income tax consequences that would be different than those described herein. Accordingly, each prospective investor is urged to consult a tax advisor with respect to the specific tax consequences of the acquisition, ownership and disposition of our ordinary shares, rights, and warrants, including the applicability and effect of state, local, or non-U.S. tax laws, as well as U.S. federal tax laws.

Currently, we are governed by British Virgin Islands law but upon effectiveness of the Domestication, we will be governed by Delaware law, which has anti-takeover implications.

Upon effectiveness of the Domestication, our organizational documents will change and we and our organizational documents will be governed by Delaware law rather than British Virgin Islands law. The application of Delaware law to us as a result of the Domestication may have the effect of deterring hostile takeover attempts or a change in control. Section 203 of the DGCL restricts certain “business combinations” with “interested shareholders” for three years following the date that a person becomes an interested shareholder unless: (1) the “business combination” or the transaction which caused the person or entity to become an interested shareholder is approved by the board of directors prior to such business combination or transactions; (2) upon the completion of the transaction in which the person or entity becomes an “interested shareholder,” such interested shareholder holds at least 85% of the voting stock of Bison not including (x) shares held by officers and directors and (y) shares held by employee benefit plans under certain circumstances; or (3) at or after the person or entity becomes an “interested shareholder,” the “business combination” is approved by the board of directors and holders of at least 66 2/3% of the outstanding voting stock, excluding shares held by such interested shareholder. A Delaware corporation may elect not to be governed by Section 203. Bison has not made such an election.

Risk Factors Relating to the Redemption

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a Business Combination with which a substantial majority of our shareholders do not agree.

Though our Current Charter and our Interim Charter has the restriction that a public shareholder, together with any of his, her, or its affiliates or any other person with whom it is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act), will be restricted from redeeming in the aggregate his, her, or its shares or, if part of such a group, the group’s shares, of 20% or more of the outstanding public shares without the Company’s prior written consent, it does not provide a specified maximum redemption threshold, except that we will not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules). This condition effectively requires that holders of no more than 5,501,868 shares as of December 31, 2018, redeem their public shares. Accordingly, holders of no more than 5,501,868 of the 6,037,500 public shares outstanding as of December 31, 2018 may redeem their shares in connection with the Business Combination if the Business Combination were consummated as of that date. As a result, we may be able to consummate the Business Combination even though holders of a substantial majority of our public shares have chosen to redeem their shares.

If you or a “group” of shareholders of which you are a part are deemed to hold an aggregate of 20.0% or more of our ordinary shares issued in the IPO, you (or, if a member of such a group, all of the members of such group in the aggregate) will lose the ability to redeem all such shares of 20.0% or more of our ordinary shares issued in the IPO unless otherwise consented by us.

A public shareholder, together with any of his, her, or its affiliates or any other person with whom it is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming in the aggregate his, her, or its shares or, if part of such a group, the group’s shares, of 20% or more of the outstanding shares issued in the IPO without our prior written consent. We refer to such shares aggregating 20% or more of the shares issued in the IPO as “Excess Shares.” In order to determine whether a shareholder is acting in concert or as a group with another shareholder, the Company will require each public shareholder seeking to exercise redemption rights to certify to the Company whether such shareholder is acting in concert or as a group with any other shareholder. Such certifications, together with other public information relating to stock ownership available to the Company at that time, such as Section 13D, Section 13G, and Section 16 filings under the Exchange Act, will be the sole basis on which the Company makes the above-referenced determination. A public shareholder’s inability to redeem any Excess Shares will reduce that shareholder’s influence over our ability to consummate the Business Combination. A shareholder could suffer a material loss on its investment in us if it sold Excess Shares in open market transactions. Additionally, a shareholder will not receive redemption distributions with respect to its Excess Shares if we consummate the Business Combination. As a result, any such shareholder will continue to hold that number of shares equal to its Excess Shares and, in order to dispose of such shares, would be required to sell its stock in open market transactions, potentially at a loss. Notwithstanding the foregoing, shareholders may challenge the Company’s determination as to whether a shareholder is acting in concert or as a group with another shareholder in a court of competent jurisdiction.

There is no guarantee that a shareholder’s decision whether to redeem its shares for a pro rata portion of the trust account will put the shareholder in a better future economic position.

We can give no assurance as to the price at which a shareholder may be able to sell its public shares in the future following the completion of the Business Combination or any alternative business combination. Certain events following the consummation of any business combination, including the Business Combination, may cause an increase in our common stock price, and may result in a lower value realized now than a shareholder of Bison might realize in the future had the shareholder not elected to redeem such shareholder’s shares. Similarly, if a shareholder does not redeem its shares, the shareholder will bear the risk of ownership of the public shares after the consummation of any business combination, and there can be no assurance that a shareholder can sell its shares in the future for a greater amount than the redemption price set forth in this Form 10-K. A shareholder should consult the shareholder’s own tax and/or financial advisor for assistance on how this may affect his, her or its individual situation.

If our shareholders fail to comply with the redemption requirements specified in this Form 10-K, they will not be entitled to redeem their ordinary shares for a pro rata portion of the funds held in our trust account.

Holders of public shares are required to submit a request in writing and deliver their stock (either physically or electronically) to our transfer agent at least two business days prior to the Meeting. Shareholders electing to redeem their shares will receive their pro rata portion of the trust account less franchise and income taxes payable, calculated as of two business days prior to the anticipated the Closing.

If you are a non-U.S. Holder, you may be subject to U.S. withholding tax on the redemption.

Bison shareholders who exercise their redemption rights to receive cash from the trust account in exchange for their Bison ordinary shares generally will be required to treat the transaction as a sale of such shares. The redemption, however, may be treated as a distribution if it does not effect a meaningful reduction in the redeeming shareholder’s percentage ownership in Bison. It is important to note that the Section 318 of the Code attribution or constructive ownership of stock rules apply when testing redemption treatment under Section 302(b). If there is attribution sufficient to cause the redemption to be treated instead under the Section 301 distribution rules which breaks non-liquidating corporate distributions into a dividend (to the extent of our current and accumulated earnings and profits), a non-taxable return of capital, and any remaining portion treated as a gain from the sale of Bison ordinary shares. If you are a non-U.S. Holder, you may be subject to withholding tax on any part of the redemption treated as a dividend, which may include the full amount of the redemption

Risks Related to Xynomic

Risks Related to Xynomic’s Financial Position and Need for Additional Capital

Xynomic is a biopharmaceutical company with a limited operating history and has not yet generated any revenue from product sales. Xynomic has incurred operating losses since its inception and may never achieve or maintain profitability.

Xynomic is a clinical stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. Xynomic commenced operations in August 2016. Its operations to date have been limited primarily to organizing and staffing the company, business planning, raising capital, in-licensing drug candidates, undertaking pre-clinical studies, and clinically developing drug candidates. Xynomic has never generated any revenue from drug sales, and has not obtained regulatory approvals for any of its drug candidates. For the year ended December 31, 2017, Xynomic reported a net loss of $5.5 million.

Xynomic expects to incur significantly higher expenses and operating losses over the next several years in connection with its ongoing activities, as Xynomic:

●	continues pre-clinical and clinical development of its programs;

●	in-licenses and subsequently develops additional oncology drug candidates;

●	continues to discover, validate and develop additional drug candidates;

●	maintains, expands and protects Xynomic’s intellectual property portfolio;

●	hires additional research, development and business personnel;

●	incurs costs associated with filing marketing authorization applications;

●	if abexinostat is successfully approved for commercialization, incurs additional costs associated with establishing sales and marketing infrastructure for abexinostat in U.S., China and other territories; and

●	incurs additional costs associated with operating as a public company upon the Closing.

To become and remain profitable, Xynomic must develop and eventually commercialize drug candidates with significant market potential. This will require it to be successful in a range of challenging activities, including completing pre-clinical testing and clinical trials of its drug candidates, obtaining marketing approval for these drug candidates, manufacturing, marketing and selling those drug candidates for which it may obtain marketing approval, and satisfying any post-marketing requirements. It may never succeed in any or all of these activities and, even if it does, Xynomic may never generate revenues that are significant or large enough to achieve profitability. It may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect its business. The size of Xynomic’s future net losses will depend, in part, on the rate of future growth of its expenses and its ability to generate revenue. Even if it achieves profitability in the future, it may not be able to sustain profitability in subsequent periods.

Risks Related to Xynomic’s Business

All of Xynomic’s drug candidates are still in development. If Xynomic is unable to obtain regulatory approval and ultimately commercialize its drug candidates or experiences significant delays in doing so, its business, financial condition, results of operations, and prospects will be materially and adversely affected.

All of Xynomic’s drug candidates are still in development. One of its drug candidates is in clinical development and various others are in pre-clinical development. Xynomic’s ability to generate revenues from its drug candidates is dependent on its receipt of regulatory approval and successfully commercializing such products, which may never occur. Each of Xynomic’s drug candidates will require additional pre-clinical and/or clinical development, regulatory approval in multiple jurisdictions, development of manufacturing supply and capacity, substantial investment, and significant marketing efforts before it generates any revenue from product sales. The success of Xynomic’s drug candidates will depend on several factors, including the following:

●	successful completion of pre-clinical and/or clinical studies;

●	successful enrollment in, and completion of, clinical trials;

●	receipt of regulatory approvals from applicable regulatory authorities for planned clinical trials, future clinical trials, or drug registrations, manufacturing, and commercialization;

●	successful completion of all safety studies required to obtain regulatory approval in China, the United States, and other jurisdictions for its drug candidates;

●	developing commercial manufacturing capabilities to the specifications for Xynomic’s drug candidates for clinical supply and commercial manufacturing;

●	making and maintaining arrangements with third-party manufacturers;

●	obtaining and maintaining patent, trade secret, and other intellectual property protection and/or regulatory exclusivity for Xynomic’s drug candidates;

●	launching commercial sales of Xynomic’s drug candidates, if and when approved, whether alone or in collaboration with others;

●	acceptance of the drug candidates, if and when approved, by patients, the medical community, and third-party payors;

●	effectively competing with other therapies and alternative drugs;

●	obtaining and maintaining healthcare coverage and adequate reimbursement;

●	successfully enforcing and defending intellectual property rights and claims; and

●	maintaining a continued acceptable safety profile of the drug candidates following regulatory approval.

The success of Xynomic’s business is dependent upon its ability to develop and commercialize its clinical-stage drug candidates, particularly abexinostat, which has three clinical trials currently on-going As a result, Xynomic’s business is substantially dependent on its ability to complete the development of, obtain regulatory approval for, and successfully commercialize abexinostat and its other drug candidates in a timely manner.

Xynomic cannot commercialize drug candidates in the United States or another jurisdiction outside of China without obtaining regulatory approval from the FDA or comparable foreign regulatory authorities. Similarly, Xynomic cannot commercialize drug candidates in China without first obtaining regulatory approval from the NMPA. The process to develop, obtain regulatory approval for, and commercialize drug candidates is long, complex, and costly and approval may not be granted. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and obtaining regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Even if Xynomic’s drug candidates were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, Xynomic would still need to seek approval in China and any other jurisdictions where it plans to market the product. Any safety issues, product recalls, or other incidents related to products approved and marketed in one jurisdictions may impact approval of those products by another jurisdiction. If Xynomic is unable to obtain regulatory approval for its drug candidates in one or more jurisdictions, or any approval contains significant limitations imposed on certain drug candidates, it may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of its drug candidates or any other drug candidate that Xynomic may in-license, acquire, or develop in the future.

Xynomic may be unable to obtain regulatory approval under applicable regulatory requirements.

To gain approval to market a drug product, regardless of whether it is through Accelerated Approval or the conventional pathway, Xynomic must provide the FDA and foreign regulatory agencies with clinical data that adequately demonstrates the safety and efficacy of the product for the intended indication applied for in the New Drug Application, or “NDA,” or other respective regulatory filing. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in clinical trials even after promising results in earlier nonclinical or clinical studies and trials. These setbacks have been caused by, among other things, nonclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported Adverse Events (“AEs”). Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of nonclinical and clinical studies and trials of Xynomic’s drug candidate may not be predictive of the results of later-stage clinical trials. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical and clinical studies and trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies and trials, and Xynomic cannot be certain that it will not face similar setbacks. Based upon negative or inconclusive results, Xynomic or any potential future collaborator may decide, or regulators may require Xynomic, to conduct additional nonclinical and clinical studies and trials. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret Xynomic’s data as favorably as it does, which may delay, limit, or prevent regulatory approval. Furthermore, Xynomic relies on contract research organizations (“CROs”) and clinical trial sites to ensure the proper and timely conduct of its clinical trials and, while Xynomic has agreements governing their committed activities, it has limited influence over their actual performance.

In addition, Xynomic does not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed or aborted for a variety of reasons, including delay or failure to:

●	obtain regulatory approval to commence a trial, if applicable;

●	reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	obtain ethics committee or institutional review board, or “IRB,” approval at each site;

●	recruit suitable patients to participate in a trial and have such patients complete the clinical trial or return for post-treatment follow-up;

●	ensure that clinical sites follow the trial protocol, comply with Good Clinical Practice, or “GCP,” and continue to participate in a clinical trial;

●	address any patient safety concerns that arise during the course of a clinical trial;

●	ensure that patients comply with and complete clinical trial protocol;

●	achieve a sufficient level of endpoint events in the placebo group, if applicable;

●	initiate or add a sufficient number of clinical trial sites;

●	ensure that trial sites do not deviate from clinical trial protocol or drop out of a clinical trial;

●	address any conflicts with new or existing laws or regulations;

●	manufacture sufficient quantities of drug candidate for use in clinical trials and ensure clinical trial material is provided to clinical sites in a timely manner; and

●	obtain the statistical analysis plan to be used to evaluate the clinical trial data.

Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications Xynomic is investigating.

Xynomic could also encounter delays if a clinical trial is suspended or terminated by it, by the ethics committees or IRBs of the institutions in which such trials are being conducted, by an independent Safety Review Board, for such trial or by the FDA or other regulatory agencies. Such parties may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or Xynomic’s clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory agencies resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Further, conducting clinical trials in foreign countries presents additional risks that may delay completion of Xynomic’s clinical trials. These risks include the failure of physicians or enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries. In addition, the FDA may determine that clinical trial results obtained in foreign subjects do not represent the safety and efficacy of a product when administered in U.S. patients and are thus not supportive of an NDA approval in the United States.

If Xynomic experiences delays in the start or completion of, or termination of, any clinical trial of its drug candidates, the commercial prospects of its drug candidates may be harmed, and Xynomic’s ability to generate product revenues will be delayed. In addition, any delays in completing its clinical trials will increase Xynomic’s costs, slow down its drug candidates’ development and approval process and jeopardize Xynomic’s ability to commence product sales and generate revenues. Any of these occurrences may significantly harm Xynomic’s business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of its drug candidates.

If Xynomic encounters difficulties enrolling patients in its clinical trials, its clinical development activities could be delayed or otherwise adversely affected.

Xynomic commenced three clinical trials involving abexinostat and timely completion of those clinical trials in accordance with their protocols depends, among other things, on its ability to enroll a sufficient number of patients who meet the trial criteria and remain in the trial until its conclusion. Xynomic may experience difficulties enrolling and retaining appropriate patients in its clinical trials for a variety of reasons, including but not limited to:

●	the size and nature of the patient population;

●	patient eligibility criteria defined in the clinical protocol;

●	the size of study population required for statistical analysis of the trial’s primary endpoints;

●	the proximity of patients to trial sites;

●	the design of the trial and changes to the design of the trial;

●	Xynomic’s ability to recruit clinical trial investigators with the appropriate competencies and experience;

●	competing clinical trials for similar therapies or other new therapeutics, which will reduce the number and types of patients available;

●	clinicians’ and patients’ perceptions as to the potential advantages and side effects of the drug candidates being studied in relation to other available therapies, including any new drug candidates or treatments that may be approved for the indications Xynomic is investigating;

●	Xynomic’s ability to obtain and maintain patient consents;

●	patients enrolled in clinical trials that may not complete a clinical trial; and

●	the availability of approved therapies that are similar to Xynomic’s drug candidates.

Even if Xynomic is able to enroll a sufficient number of patients in its clinical trials, delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect its ability to advance the development of Xynomic’s drug candidates.

Xynomic faces substantial competition, which may result in its competitors discovering, developing, or commercializing drugs before or more successfully than Xynomic does, or develop therapies that are more advanced or effective than those of Xynomic.

The development and commercialization of new drugs are highly competitive. Xynomic faces competition with respect to its current drug candidates, and will face competition with respect to any drug candidates that it may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. For example, there are a number of large pharmaceutical and biotechnology companies that are currently marketing drugs or are pursuing the development of therapies in the field of HDAC inhibition to treat cancer. Some of these competitive drugs and therapies are based on scientific approaches that are the same as or similar to that of Xynomic’s drug candidates. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

Specifically, there are a large number of companies developing or marketing treatments for cancer. If abexinostat receives marketing approval for renal cell carcinoma (“RCC”), follicular lymphoma (“FL”), and/or diffuse large B-cell lymphoma (“DLBCL”), it may face competition from approved drugs marketed by Bayer AG, Bristol-Myers Squibb Company, Gilead Sciences, Inc., Merck & Co., Inc., Novartis AG, and Pfizer Inc. If XP-102 receives marketing approval for patients with colorectal cancer or melanoma, it will face competition from Merck & Co., Inc., Novartis AG, Roche AG, and potentially other companies.

Many of the companies against which Xynomic is competing or against which it may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved drugs than Xynomic. Mergers and acquisitions in the pharmaceutical, biotechnology, and diagnostic industries may result in even more resources being concentrated among a smaller number of its competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with Xynomic in recruiting and retaining qualified scientific and management personnel and in establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, its programs.

Xynomic’s commercial opportunities could be reduced or eliminated if its competitors develop and commercialize drugs that are safer, more effective, with fewer or less severe side effects, more convenient, or less expensive than drugs that it may develop. Xynomic’s competitors also may obtain FDA, NMPA or other regulatory approval for their drugs more rapidly than it may obtain approval for its drugs, which could result in Xynomic’s competitors establishing a strong market position before Xynomic is able to enter the market. Additionally, technologies developed by its competitors may render its potential drug candidates uneconomical or obsolete, and Xynomic may not be successful in marketing its drug candidates against competitors.

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

Holders

As of March 4, 2019, we had 3 holders of record of our ordinary shares, 5 holders of record of our units, 1 holder of record of our warrants and 1 holder of record of our rights.

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

Overview

Bison Capital Acquisition Corp. (the “Company,” “we,” “our,” “us,” or “Bison”) are a blank check company incorporated in the British Virgin Islands on October 7, 2016, and formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities. We intend to effectuate a business combination using cash from the proceeds of our Initial Public Offering (given the effect of the exercise of the over-allotment option in full by the underwriters) of 6,037,500 units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per unit and the sale of 432,063 units (the “Private Units”) at a price of $10.00 per Unit that occurred simultaneously with the completion of our IPO, our capital stock, debt, or a combination of cash, stock and debt.

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

Proposed Business Combination with Xynomic

During Bison’s search for a suitable target for a business combination, Bison had looked at several healthcare service businesses in China including Target 1 and Target 3. Bison learned about Xynomic Pharmaceuticals, Inc. (“Xynomic”) in August 2017 when the Chairman and Chief Executive Officer of Xynomic, Yinglin Mark Xu, discussed Xynomic’s business plan with us. In late August 2017, we selected Xynomic as a potential target for a SPAC transaction.

Xynomic, is a U.S. emerging biopharmaceutical company founded by U.S.-China industry veterans and successful entrepreneurs. Xynomic focuses on in-licensing, developing and commercializing oncology drug candidates in U.S., Europe, and China. The founding executives worked at leading multinational biopharmaceutical companies (Schering, Eli Lilly, Merck, and Roche) in R&D roles. The founders also had successful entrepreneurial experiences including founding, building, and exiting successful U.S.-China biopharmaceutical companies. Xynomic aims to build a comprehensive clinical and pre-clinical stage oncology pipeline targeting cancers with high prevalence in U.S., Europe, and China. Xynomic leverages global resources, enabling the company to develop drugs in a cost and time-efficient manner. Xynomic is headquartered in Shanghai, China with major operations in the U.S. and certain major cities in China.

On February 27, 2018, Bison management, on behalf of the board of directors, reached out to Cassel Salpeter & Co., LLC (“Cassel Salpeter”) to discuss retaining Cassel Salpeter to provide an opinion to the board of directors or the Special Committee to be formed, as applicable, regarding the fairness, from a financial point of view, of the consideration to be issued by the Company in the proposed business combination and whether Xynomic had a fair market value equal to at least 80% of the balance of funds in the Company’s trust account.

Following discussion of Xynomic as a potential target for a business combination among the board of directors on May 7, 2018, Bison entered into a non-binding letter of intent with Xynomic (the “Xynomic LOI”).

Following the entry into the Xynomic LOI, Bison management decided to engage a financial advisor in order to help management assess Xynomic, particularly taking into the account that Xynomic is a clinical stage biopharmaceutical company. We reached out to Venture Valuation (“Venture”) to consult on matters regarding the valuation of Xynomic.

On May 25, 2018, Bison management provided a telephonic update to its board of directors on the status of the potential business combination with Xynomic, including the executed letter of intent and the due diligence efforts of Bison management. The board of directors formed a special committee consisting of only independent directors of Bison, Messrs. Richard Wu, Thomas Folinsbee, and Charles Prizzi, in order to review the potential business combination (the “Special Committee”).

On May 28, 2018, Cassel Salpeter was formally engaged by Bison on behalf of the Special Committee to render a fairness opinion to the Special Committee in connection with the potential business combination. Bison and Xynomic agreed that a fairness opinion by Cassel Salpeter would satisfy the valuation report requirement set forth in Xynomic LOI.

On June 4, 2018, representatives of Bison and the Special Committee, including HTFL, Marcum LLP (“Marcum”) as Bison’s auditor, Venture, Cassel Salpeter, and Xynomic and Sidley Austin LLP (“Sidley”), participate in an organization call to discuss various work streams, including the preparation of the definitive transaction agreements, Bison’s preliminary proxy statement/prospectus, and the transaction process and the anticipated timeline with respect to the potential business combination.

On June 10, 2018, Bison’s legal counsel, HTFL, sent an initial draft of the Merger Agreement to Xynomic’s legal counsel, Sidley, based on the terms of the executed letter of intent, as well as an initial draft of the Bison preliminary proxy statement/prospectus to Bison, Xynomic, and their respective representatives.

On September 8, 2018, a meeting of the Special Committee and a meeting of the board of directors were called to discuss and approve the Merger Agreement to be held on September 11, 2018, respectively. HTFL submitted a draft of the Merger Agreement substantially the same in the final form of the Merger Agreement to the Special Committee and the board of directors.

On June 10, 2018, HTFL circulated an initial draft of the Bison preliminary proxy statement/prospectus to Bison, Xynomic, and their respective representatives.

On September 12, 2018, we entered into the Merger Agreement with Xynomic, Bison Capital Merger Sub Inc. (the “Merger Sub”), and Yinglin Mark Xu, solely in his capacity as the Stockholder Representative thereunder. Pursuant to the Merger Agreement, among other things, Merger Sub will merge with and into Xynomic, with Xynomic continuing as the surviving entity and a wholly-owned subsidiary of the Company. The Merger will become effective at such time on the Closing Date as the certificate of merger is duly filed with the Secretary of State of the State of Delaware or at such other time specified in the certificate of merger. For more information regarding the Merger Agreement, see section entitled “General Description of the Merger Agreement.”

On September 28, 2018, Sidley circulated a revised draft of the Bison preliminary proxy statement/prospectus to HTFL reflecting the terms of the executed merger agreement and providing other updates.

In the first week of December 2018, Xynomic informed Bison that they were finalizing the license agreement with the other party about the worldwide exclusive license to a Phase 2 ready oncology drug and likely to achieve the Earnout Criteria by end of December 2018. From then, Xynomic actively updated Bison and their representative about the status of such license agreement.

On December 20, 2018, Xynomic announced publicly that it had been granted an exclusive, worldwide license to develop, manufacture and commercialize BI 860585, a phase 2 ready mTORC1/2 inhibitor, from Boehringer Ingelheim.

On December 22, 2018, Bison obtained a copy of the signed license agreement dated December 20, 2018 between Boehringer Ingelheim and Xynomic. Upon receipt, Bison reviewed the terms and conditions of the license agreement against the agreed earnout criteria set forth in the Merger Agreement. After discussion with its representatives and Cassel Salpeter, Bison concluded that the value of such license and the relevant drug candidate are materially consistent with or at least no less than the value they projected when entering into the Merger Agreement. On December 28, 2018, Bison submitted a copy of the license agreement with its analysis and decision to the Special Committee and the board of directors. On the same day, HTFL was instructed to notify Sidley that Bison agreed with Xynomic’s position that the Earnout Criteria had been achieved.

On February 11, 2019, the parties amended the Merger Agreement to adopt an amendment to the Proposed Amended and Restated Charter, namely Certificate of Incorporation of Xynomic Pharmaceuticals Holdings, Inc., the combined entity following the Merger, to clarify that its exclusive forum provision does not apply to actions arising under the Securities Act or rules and regulations thereunder.

Proposed Extension of the Outside Date

On February 22, 2019, Bison filed a preliminary proxy statement on Schedule 14A (as may be amended) in connection with a special shareholder meeting to seek shareholders’ approval to extend the date by which Bison must complete its initial business combination from March 23, 2019 to June 24, 2019 or such earlier date as determined by the board of directors of the Company (the “Extension Amendment”) and to amend the trust agreement as a result of the proposed Extension (the “Trust Amendment”), taking effect upon the receipt of Bison shareholders’ approval of the Extension Proposal. For more details about this special shareholder meeting and the proposed extension, please see section entitled “Item 1. Description of Business-Recent Development.”

On March 4, 2019, Bison received a commitment from Xynomic that it has agreed to contribute to Bison as a loan $0.02 per month for each public share that is not redeemed by Bison’s shareholders (the “Contribution”) in connection with the Extension Amendment and the Trust Amendment. If the Extension Amendment and the Trust Amendment are approved by the Company’s shareholders and the Company takes until June 24, 2019 to complete its initial business combination, the redemption amount per share at the meeting for such business combination or Bison’s subsequent liquidation will be approximately $10.55 per share, in comparison to the current redemption amount of $10.49 per share as of December 31, 2018 (assuming no public shares were redeemed in connection with the extension).

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2018 were organizational activities and those necessary to prepare for the Initial Public Offering and private placement and the identification and evaluation of prospective candidates for a Business Combination. Since the completion of our Initial Public Offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our Business Combination. We will generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2018, we had a net income of $266,626, which consists of interest income on marketable securities held in the Trust Account of $1,121,740, offset by operating costs of $835,928 and unrealized losses on marketable securities held in the Trust Account of $19,186.

For the year ended December 31, 2017, we had a net loss of $41,260, which consists of operating costs of $365,215 and unrealized losses on marketable securities held in the Trust Account $17,269, offset by interest income on marketable securities held in the Trust Account of $341,224.

Liquidity and Capital Resources

On June 23, 2017, we consummated the initial public offering (the “Initial Public Offering”) of 5,250,000 units (the “Units”), at a price of $10.00 per Unit, generating gross proceeds of $52,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 388,750 private units (the “Private Units”), to our sponsor and EarlyBirdCapital, and their designees, generating gross proceeds of $3,887,500 (the “Private Placement”).

On June 28, 2017, the underwriters elected to fully exercise their over-allotment option to purchase 787,500 additional Units (the “Over-allotment Units”) at a purchase price of $10.00 per Unit, generating gross proceeds of $7,875,000. In addition, simultaneously with the sale of the Over-Allotment Units, we consummated the sale of an additional 43,312 private units (the “Over-Allotment Private Units”) at $10.00 per unit, generating gross proceeds of $433,125.

A total of $61,884,375 of the net proceeds from the Initial Public Offering and the Private Placement (including the sale of the Over-Allotment Units and the Over-Allotment Private Units) were deposited in the Trust Account. We incurred costs in the aggregate amount of $2,250,189 related to Initial Public Offering including $1,811,250 of underwriting fees and $438,939 of other costs.

As of December 31, 2018, we had $122,615 of cash held outside the Trust Account, available for working capital purposes. In addition, as of December 31, 2018, we had $164,893 of accounts payable and accrued expenses.

As of December 31, 2018, we had marketable securities held in the Trust Account of $63,310,884, consisting of U.S Treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. Through December 31, 2018, we did not withdraw any funds from the interest earned on the Trust Account.

As of December 31, 2018, the sponsor loaned us an aggregate of $600,000 in order to finance transaction costs in connection with a Business Combination. As of December 31, 2018, the Sponsor has loaned us an aggregate of $600,000. Our Sponsor has also committed to provide an additional $200,000 in loans to the Company. The Company has drawn down the entire $600,000 as of the date of this Form 10-K. The loans will become due upon the consummation of a business combination and carry no interest. $500,000 of the loans are evidenced by two promissory notes issued by us, which are convertible, in whole or in part, at the Sponsor’s discretion, upon the consummation of the Business Combination, into the private units, at a price of $10.00 per private unit.

For the year ended December 31, 2018, cash used in operating activities amounted to $687,473. Net income of $266,626 was affected by interest earned on marketable securities held in the Trust Account of $1,121,740, which is not available to the Company except for the payment of its tax obligations, and an unrealized loss on marketable securities held in our Trust Account of $19,186. Changes in operating assets and liabilities provided $148,455 of cash for operating activities.

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

We intend to use substantially all of the net proceeds of the Initial Public Offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto, including a fee payable to EarlyBirdCapital for its services in connection with our Business Combination upon the consummation of such combination in an amount equal to 3% of the gross proceeds of the Initial Public Offering, or $1,940,869, which will be reduced by an amount equal to 2% of the dollar amount, or $1,293,913 of purchases of our ordinary shares by investors introduced to us by our sponsor, officers, directors or their respective affiliates following announcement by us of a proposed initial business combination, where such investors hold the purchased ordinary shares through the vote on such business combination and do not seek conversion of their shares in connection with such proposed business combination; provided, however, that the fee will not be reduced by more than $500,000. In addition, the Company will pay EarlyBirdCapital for its services in connection with the finder’s agreement upon the consummation of a Business Combination. The cash fee will be equal to one percent (1.0%) of the Total Consideration (as defined in the Finder Agreement) deducting any finder fee, advisor fee or any other type of service fee or compensation that Target has paid or has agreed to pay to EarlyBirdCapital in connection with such Business Combination. The Company shall also reimburse EarlyBirdCapital for all out-of-pocket expenses incurred and such expenses shall not exceed $10,000 in the aggregate through the termination of the Finder Agreement unless otherwise consented to in writing by the Company in advance. To the extent that our capital stock is used in whole or in part as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

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

Based upon (i) amounts held outside the Trust Account, (ii) interest earned on the Trust Account available to be released to the Company for that payment of tax obligations, (iii) loans that the Sponsor has provided to the Company and (iv) loans that the Sponsor has committed to provide to the Company, in each case as described herein, we believe we have sufficient funds to meet the expenditures required for operating our business through March 23, 2019 (which will be extended to June 24, 2019 or such earlier date as determined by Bison’s board of directors upon receipt of Bison’s shareholders’ approval of the Extension Proposal), the date that the Company will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated. Additionally, while we may begin preliminary due diligence of a target business in connection with an indication of interest, we intend to undertake in-depth due diligence, depending on the circumstances of the relevant prospective acquisition, only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of our initial business combination. However, if our estimate of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to use from the Trust Account is minimal as a result of the current interest rate environment, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, we could seek such additional capital through loans or additional investments from members of our management team, but such members of our management team are not under any obligation to advance funds to, or invest in, us. In the event that the Business Combination does not close, we may use a portion of the offering proceeds held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of loans may be converted upon consummation of our Business Combination into additional Private Units at a price of $10.00 per unit. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policy:

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-16 comprising a portion of this Annual Report on Form 10-K.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2018, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2018. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2018.

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

Name	Age	Position
Peixin Xu	47	President, Director and Chairman of the Board
James Jiayuan Tong	45	Chief Executive Officer and Chief Financial Officer, Director
Peng Jin	43	Chief Operating Officer and Secretary
Fan Bu	35	Chief Financial Officer and Principal Accounting Officer
Charles Vincent Prizzi	44	Independent Director
Thomas Folinsbee	51	Independent Director
Richard Wu	53	Independent Director

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

Mr. Thomas Folinsbee, CFA , is one of our independent directors. Mr. Folinsbee is Director of Corporate Development of 3SBio Inc.’s strategic investment division with a focus on sourcing business development opportunities in Canada, Australia and Japan, including licensing, distribution and M&A. Mr. Folinsbee joined 3SBio, a biotechnology company, in 2009 to manage 3SBio’s investor relations activities and was a member of the management group which delisted 3SBio from NASDAQ in May 2013 and relisted it on the Hong Kong Stock Exchange in June 2016. In addition, since 2011, Mr. Folinsbee has worked with the board of directors of Hisanaga Seisakusho Co. Ltd, a Japanese company, where he helped launch Hisanaga’s sales platform in India and designed a business intelligence system to support a corporate turnaround.  Mr. Folinsbee has over 25 years of experience as a financial and securities professional. In 2001, Mr. Folinsbee established Optivest Systems Ltd and developed proprietary research databases to support institutional investment strategies. In 2006, Mr. Folinsbee joined BNP Paribas’ Asian Execution Services desk where he helped institutional investors implement statistical arbitrage strategies and post-trade analytics. In 2008, he rejoined Macquarie Equities (Hong Kong) Limited in its Alternative Strategies Division where he packaged long-short trading strategies in collaboration with the equity research platform. Mr. Folinsbee had previously been at Macquarie from 1998 to 2001. Mr. Folinsbee graduated in 1990 from McGill University with a Bachelor of Commerce degree with concentrations in finance and international business (with distinction).

We believe that Mr. Folinsbee is well-qualified to serve as a member of our board due to his financial and investment experience and his experience in operating and sourcing business opportunities worldwide.

Mr. Richard Peidong Wu, is one of our independent directors and Chairman of the Audit Committee. Mr. Wu has been Chief Financial Officer of Airmedia Group Inc., a Nasdaq-listed outdoor media group (stock ticker: AMCN) with multiple operating units and more than 600 employees since May 2014. Mr. Wu is responsible for the accounting, finance, and operational decisions for Airmedia Group Inc. He has lead strategies, investment, budgeting, reporting, auditing, regulatory filing, and board meetings. Prior to joining Airmedia Group Inc., Mr. Wu served as the lead of legal and compliance at Nokia Siemens Networks (China) Limited, from April 2012 until April of 2014, where he oversaw the legal and compliance operations consisting of 12 legal entities and 20,000 employees. From January 2010 to March 2012, Mr. Wu served as a Senior Vice President and Chief Financial Officer for Vimicro International Corporation, (Nasdaq: VIMC) that designs, develops, and markets mixed-signal semiconductor products and system-level solutions. When at VIMC, Mr. Wu was responsible for finance, control, legal, and investor relations. From January 20 to December 2009, Mr. Wu was President of Dragon Bay Capital, LLC, a China-focused financial advisory and management consulting firm specializing in IPO preparation, fund raise, M&A, restructuring, turnaround, pre-auditing, compliance, and corporate governance. From May 1996 to December 1999, Mr. Wu was a Senior Finance Management for Motorola, Inc. Mr. Wu received his MBA in Finance and Accounting from the University of Pennsylvania, the Wharton School, in May of 1995. He received his Master of Justice Administration from Indiana University in May 1994. He earned his Master of Law from China University of Political Science and Law in July 1987 and his Bachelor of Arts from Zhengzhou University in July 1985. Mr. Wu is also a licensed lawyer of China.

We believe Mr. Wu is well-qualified to serve as a member of our board and Chairman of the Audit Committee due to his experience and success as Chief Financial Officer for multiple NASDAQ listed companies, as well as his knowledge in finance and accounting.

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

NASDAQ Marketplace Rules and Home Country Practices

As long as we remain a foreign private issuer, we are permitted to follow home country practice in lieu of certain of Nasdaq’s corporate governance requirements that are applicable to U.S. companies listed on Nasdaq. We have certified to Nasdaq that our corporate governance practices are in compliance with, and are not prohibited by, BVI law. The significant ways in which our corporate governance practices differ from those followed by U.S. companies listed on Nasdaq are that, for so long as we remain a foreign private issuer:

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

Audit Committee

Since our IPO, we have an audit committee of the board of directors. Messrs. Richard Wu, Thomas Folinsbee, and Charles Prizzi serve as members of our audit committee. Mr. Richard Wu serves as chairman of the audit committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. Messrs. Richard Wu, Thomas Folinsbee, and Charles Prizzi are independent.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Richard Wu qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

Since our IPO, we have a compensation committee of the board of directors. The members of our Compensation Committee are Messrs. Richard Wu, Thomas Folinsbee, and Charles Prizzi. Mr. Prizzi serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605(e)(2) of the NASDAQ rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Messrs. Richard Wu, Thomas Folinsbee, and Charles Prizzi. In accordance with Rule 5605(e)(1)(A) of the NASDAQ rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a Meeting of shareholders).

We have not formally established any specific minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Richard Wu, Thomas Folinsbee, and Charles Prizzi, will expire at the first annual meeting. The term of office of the second class of directors, consisting of Mr. Peixin Xu and Dr. James Jiayuan Tong, will expire at the second annual meeting.

After the Closing of the proposed business combination with Xynomic, our Corporate Governance and Nominating Committee will consist of Messrs. Charles Prizzi, Thomas Folinsbee, and Richard Wu, with Richard Wu serving as the chairman of the Corporate Governance and Nominating Committee.

Our Corporate Governance and Nominating Committee will be responsible for, among other matters: (1) identifying individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors; (2) overseeing the organization of our board of directors to discharge the board’s duties and responsibilities properly and efficiently; (3) identifying best practices and recommending corporate governance principles; and (4) developing and recommending to our board of directors a set of corporate governance guidelines and principles applicable to us.

We anticipate that each of the members of our Corporate Governance and Nominating Committee will be independent under the applicable Nasdaq listing standards. Prior to an establishment of the Corporate Governance and Nominating Committee, our board of directors will adopt a written charter for the Corporate Governance and Nominating Committee.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2018, there were no delinquent filers.

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

Item 11. Executive Compensation

Until the earlier of the consummation of our initial business combination and our liquidation, we pay an affiliate of our Chairman a total of $5,000 per month for office space, utilities and secretarial and administrative services. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party for such services. Except as set forth above, no compensation was paid or will be paid to our executive officers and directors, or any of their respective affiliates, prior to or in connection with the consummation of our initial business combination. Additionally, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors review on a quarterly basis all payments that were made to our officers, directors or our or their affiliates.

After the completion of our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All such fees would be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommenced, to the board of directors for determination, either by a committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

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

No plan-based awards or equity awards are granted by the end of fiscal year 2018.

Employment Agreements

We do not currently have any written employment agreements with any of our directors and officers.

Retirement/Resignation Plans

We do not currently have any plans or arrangements in place regarding the payment to any of our executive officers following such person’s retirement or resignation.

Director Compensation

The Company pays its independent directors an annual retainer in an aggregate amount of $38,400 (to be prorated for a partial term), payable in arrears commencing on the first anniversary of the IPO and ending on the earlier of the Business Combination and the Company’s liquidation.

Through December 31, 2018, the Company has paid $38,400 in director’s fees. We reimburse each director for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 1, 2019 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

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

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Number of Shares	%
Name and Address of Beneficial Owners(1)

Peixin Xu (2)	1,519,600	19.05%
James Jiayuan Tong	391,650	4.91%
Peng Jin	—	—
Fan Bu	—	—
Charles Vincent Prizzi	—	—
Thomas Folinsbee	—	—
Richard Peidong Wu	—	—
Bison Capital Holding Company Limited (2)	1,519,600	19.05%
Boothbay Absolute Return Strategies LP (3)	446,248	5.59%
HGC Investment Management Inc. (4)	441,875	5.54%
Polar Asset Management Partners Inc. (5)	793,315	9.94%

All 5% or more beneficial owners, directors and executive officers as a group (seven individuals)	3,592,688	45.03%

*	Less than one percent

(1)	Unless otherwise indicated, the business address of each of the individuals is 609-610 21st Century Tower, No. 40 Liangmaqiao Road, Chaoyang District, Beijing 100016, China.

(2)	Fengyun Jiang, who has 100% ownership interest in Bison Capital Holding Company Limited and is Peixin Xu’s spouse, has voting and dispositive power over the shares held by such entity. This amount includes 1,117,725 shares held by Bison Capital Holding Company Limited, which is beneficially owned by Fengyun Jiang (100%); Fengyun Jiang has voting and dispositive control over the securities held by Bison and disclaims beneficial ownership of the Ordinary Shares owned by Bison Capital Holding Company Limited, except to the extent of his pecuniary interest in such company.

(3)	Boothbay Absolute Return Strategies LP, a Delaware limited partnership (the “Fund”), is managed by Boothbay Fund Management, LLC, a Delaware limited liability company (the “Adviser”). The Adviser, in its capacity as the investment manager of the Fund, has the power to vote and the power to direct the disposition of all Shares held by the Fund. Ari Glass is the Managing Member of the Adviser. Accordingly, for the purposes of Reg. Section 240.13d-3, the reporting persons herein may be deemed to beneficially own an aggregate of 446,248 ordinary shares. The address of the Fund is 810 7th Avenue, Suite 615, New York, NY 10019-5818.

(4)	HGC Investment Management Inc., a company incorporated under the laws of Canada, which serves as the investment manager to HGC Arbitrage Fund LP, an Ontario limited partnership, with respect to the shares held by HGC Investment Management Inc. on behalf of HGC Arbitrage Fund LP. The address of the business office of HGC Investment Management Inc. is 366 Adelaide, Suite 601, Toronto, Ontario M5V 1R9, Canada.

(5)	Polar Asset Management Partners Inc., a company incorporated under the laws on Ontario, Canada, which serves as the investment manager to Polar Multi Strategy Master Fund, a Cayman Islands exempted company and certain managed accounts, who collectively directly held shares of the Company. The address of the business office of Polar Asset Management Partners Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

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

Simultaneously with the consummation of the Initial Public Offering, our sponsor, Bison Capital Holding Company Limited (“Bison Capital”), and EarlyBirdCapital purchased an aggregate of 388,750 Private Units (or an aggregate purchase price of $3,887,500), of which 362,500 Private Units were purchased by Bison Capital and 26,250 Private Units were purchased by EarlyBirdCapital. In addition, on June 28, 2017, the Company consummated the sale of an additional 43,312 Placement Units at a price of $10.00 per Unit, of which 39,375 Private Units were purchased by Bison Capital and 3,937 Private Units were purchased by EarlyBirdCapital, generating gross proceeds of $433,125. The proceeds from the sale of the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account.

The Private Units are identical to the Units sold in the Initial Public Offering, except that (i) Bison Capital and EarlyBird have agreed not to transfer, assign or sell any of the Private Units until after the completion of a Business Combination, subject to certain exceptions, (ii) the Private Units (including underlying securities) were purchased pursuant to an exemption from the registration requirements of the Securities Act and will become tradable only after certain conditions are met or the resale of the Private Units is registered under the Securities Act, and (iii) the warrants included in the Private Units (the “Private Warrants”), are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by Bison Capital or EarlyBird or their permitted transferees. However, the holders have agreed (a) to vote their private shares (representing the ordinary shares underlying the Private Units) and any Public Shares in favor of a Business Combination, (b) not to propose, or vote in favor of, an amendment to the Memorandum and Articles of Association, prior to and unrelated to a Business Combination, to affect the substance or timing of the Company’s obligation to redeem all Public Shares if it cannot complete a Business Combination within the Combination Period, unless the Company provides public shareholders an opportunity to redeem their Public Shares, (c) not to redeem any shares included in the Private Units (the “Private Shares”) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination, and (d) that the Private Shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or our officers and directors may, but are not obligated to, loan us funds as may be required. If we consummate our initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the offering proceeds held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of loans may be converted upon consummation of our business combination into additional private units at a price of $10.00 per unit (which, for example, would result in the holders being issued 55,000 private shares if $500,000 of notes were so converted since the 50,000 private rights included in the private units would result in the issuance of an additional 5,000 private shares upon the closing of our business combination, as well as 50,000 warrants to purchase 25,000 ordinary shares).

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

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

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Messrs. Richard Peidong Wu, Thomas Folinsbee and Charles Prizzi is an “independent director” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2018 and 2017 totaled $53,560 and $24,500 respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute concerning financial accounting and reporting standards. We paid Marcum $45,422 and $65,565 for during the year ended December 31, 2018 and 2017, respectively.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the years ended December 31, 2018 and 2017.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2018 and 2017.

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

Item 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report or incorporated herein by reference:

(1)	Our Financial Statements are listed on page F-1 of this Annual Report.

(2)	Financial Statement Schedules:

None

(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
1.1	Underwriting Agreement, dated June 19, 2017, between the Company and EarlyBird as representative of the underwriters (1)
1.2	Letter Agreement, dated June 19, 2017, between the Company and EarlyBird (1)
2.1	Agreement and Plan of Merger, dated as of September 12, 2018 (4)
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of February 11, 2019 (5)
2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of February 22, 2019 (6)
3.1	Amended and Restated Memorandum of Association (1)
4.1	Warrant Agreement, dated June 19, 2017, between the Company and Continental Stock Transfer & Trust Company (1)
4.2	Rights Agreement, dated June 19, 2017, between the Company and Continental Stock Transfer & Trust Company (1)
4.3	Form of Unit Purchase Option between the Registrant and EBC (1)
10.1	Investment Management Trust Agreement, dated June 19, 2017, between the Company and Continental Stock Transfer & Trust Company (1)
10.2*	Form of Amended Trust Agreement
10.3	Registration Rights Agreement, dated June 19, 2017, between the Company and security holders (1)
10.4	Letter Agreement, dated June 19, 2017, among the Company, EarlyBird and each shareholder, director and officer of the Company (1)
10.5	Administrative Services Agreement, dated June 19, 2017, between the Company and Bison Capital Holding Company Limited (1)
10.6	Escrow Agreement, dated June 19, 2017, among the Company, initial shareholders and Continental Stock Transfer & Trust Company (1)
10.7	Securities Purchase Agreement, dated December 20, 2016, between the Company and the sponsor (2)
10.8	Securities Purchase Agreement dated December 20, 2016, between the Company and James Jiayuan Tong (2)
10.9	Amended and Restated Unit Purchase Agreement, dated June 19, 2017, between the Company and sponsor (1)
10.10	Amended and Restated Unit Purchase Agreement. dated June 19, 2017, between the Company and EarlyBird (1)
10.11	Form of Indemnity Agreement (3)
10.12*	Finder Agreement, dated November 16, 2017, between the Company and EarlyBirdCapital, Inc.
14	Code of Ethics (3)
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on June 26, 2017.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on March 1, 2017.
(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the Commission on June 16, 2017.
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on September 13, 2018.
(5)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on February 12, 2019.
(6)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on February 27, 2019.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BISON CAPITAL ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Bison Capital Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bison Capital Acquisition Corp. and subsidiary (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Marcum llp

/s/ Marcum LLP

We have served as the Company’s auditor since 2016.

New York, NY

March 5, 2019

BISON CAPITAL ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Current Assets
Cash	$122,615	$210,088
Prepaid expenses and other current assets	27,299	89,530
Total Current Assets	149,914	299,618

Marketable securities held in Trust Account	63,310,884	62,208,330

TOTAL ASSETS	$63,460,798	$62,507,948

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$164,893	$78,669
Advances from related party	1,804	1,804
Convertible promissory note – related party	400,000	—
Promissory note - related party	200,000	—
Total Current Liabilities	766,697	80,473

Commitments

Ordinary shares subject to possible redemption, 5,501,868 and 5,573,504 shares at redemption value as of December 31, 2018 and 2017, respectively	57,694,100	57,427,474

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 2,477,069 and 2,405,433 shares issued and outstanding (excluding 5,501,868 and 5,573,504 shares subject to possible redemption) as of December 31, 2018 and 2017, respectively	4,776,436	5,043,062
Retained earnings/(Accumulated deficit)	223,565	(43,061)
Total Shareholders’ Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$63,460,798	$62,507,948

The accompanying notes are an integral part of the financial statements.

BISON CAPITAL ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017

Operating costs	$835,928	$365,215
Loss from operations	(835,928)	(365,215)

Other income:
Interest income	1,121,740	341,224
Unrealized loss on securities held in Trust Account	(19,186)	(17,269)
Net income/(loss)	$266,626	$(41,260)

Weighted average shares outstanding, basic and diluted (1)	2,426,155	1,870,947
Basic and diluted net loss per ordinary share (2)	$(0.30)	$(0.18)

(1)	Excludes an aggregate of up to 5,501,868 and 5,573,504 ordinary shares subject to possible redemption at December 31, 2018 and 2017.

(2)	Net loss per ordinary share - basic and diluted excludes income attributable to shares subject to possible redemption of $1,004,757 and $299,043 for the year ended December 31, 2018 and 2017, respectively (see Note 2).

The accompanying notes are an integral part of the financial statements.

BISON CAPITAL ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2018 AND 2017

	Ordinary Shares		Retained Earnings/ (Accumulated)	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – January 1, 2017	1,509,375	$25,000	$(1,801)	$23,199

Sale of 6,037,500 Units, net of underwriters discount and offering costs	6,037,500	58,124,811	—	58,124,811

Sale of 432,062 Private Units	432,062	4,320,625	—	4,320,625

Unit purchase option issued to underwriter	—	100	—	100

Ordinary shares subject to redemption	(5,573,504)	(57,427,474)	—	(57,427,474)

Net loss	—	—	(41,260)	(41,260)

Balance – December 31, 2017	2,405,433	5,043,062	(43,061)	5,000,001

Ordinary shares subject to redemption	71,636	(266,626)	—	(266,626)

Net income	—	—	266,626	266,626

Balance – December 31, 2018	2,477,069	$4,776,436	$223,565	$5,000,001

The accompanying notes are an integral part of the financial statements.

BISON CAPITAL ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$266,626	$(41,260)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,121,740)	(341,224)
Unrealized loss on marketable securities held in Trust Account	19,186	17,269
Changes in operating assets and liabilities:
Prepaid expenses	62,231	(89,530)
Accounts payable and accrued expenses	86,224	78,669
Net cash used in operating activities	(687,473)	(376,076)

Cash Flows from Investing Activities:
Investment of cash and securities held in Trust Account	—	(61,884,375)
Net cash used in investing activities	—	(61,884,375)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	58,563,750
Proceeds from sale of Private Units	—	4,320,625
Proceeds from sale of unit purchase option	—	100
Advances from related parties	—	71,804
Repayment of advances from related parties	—	(157,500)
Proceeds from convertible promissory note – related party	400,000	—
Proceeds from promissory note – related party	200,000	—
Repayment of promissory note – related party	—	(300,000)
Payment of offering costs	—	(351,439)
Net cash provided by financing activities	600,000	62,172,340

Net Change in Cash and Cash Equivalents	(87,473)	(88,111)
Cash and Cash Equivalents - Beginning	210,088	298,199
Cash and Cash Equivalents - Ending	$122,615	$210,088

Non-cash investing and financing activities:
Offering costs charged to additional paid in capital	$—	$402,525
Initial classification of ordinary shares subject to possible redemption	$—	$57,468,142
Change in value of ordinary shares subject to possible redemption	$266,626	$(40,668)

The accompanying notes are an integral part of these financial statements.

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Bison Capital Acquisition Corp. (the “Company”) is a blank check company incorporated in the British Virgin Islands on October 7, 2016. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (a “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating an initial business combination, the Company focuses on businesses that have their primary operations located in Asia and North America in media/entertainment, consumer services and healthcare industries.

The Company has one subsidiary, Bison Capital Merger Sub Inc., a wholly-owned subsidiary of the Company incorporated in Delaware on August 20, 2018 solely for the purpose of completing the business combination with Xynomic (see Note 7).

All activity through December 31, 2018 relates to the Company’s formation, its initial public offering (“Initial Public Offering”) described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Xynomic Pharmaceuticals, Inc., a Delaware corporation (“Xynomic”) (see Note 7).

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

On June 28, 2017, in connection with the underwriters’ exercise of their over-allotment option in full, the Company consummated the sale of an additional 787,500 Units at $10.00 per Unit, and the sale of an additional 43,312 Private Units at $10.00 per Unit, generating total gross proceeds of $8,308,125. A total of $8,071,875 of the net proceeds were deposited in the Trust Account, bringing the aggregate proceeds held in the Trust Account to $61,884,375.

Transaction costs amounted to $2,250,189, consisting of $1,811,250 of underwriting fees, and $438,939 of other costs. As of December 31, 2018, $122,615 of cash was held outside of the Trust Account and was available for working capital purposes.

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

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

The Company’s sponsor, officers and directors (the “Initial Shareholders”) have agreed (a) to vote their Founder Shares (as defined in Note 5) shares in Private Units and any shares acquired in or after the Initial Public Offering in favor of a Business Combination, (b) not to propose, or vote in favor of, prior to and unrelated to an initial Business Combination, an amendment to the Company’s Memorandum and Articles of Association that would affect the substance or timing of the Company’s redemption obligation to redeem all Public Shares if the Company cannot complete an initial Business Combination by March 23, 2019 (which, if approved by the Company’s shareholders, will be extended to June 24, 2019 or such earlier date as determined by the Company’s board of directors) (the “Combination Period”), unless the Company provides public shareholders an opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) and (d) that the Founder Shares and Private Units or the securities underlying the Private Units shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated.

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

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its Initial Shareholders and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of December 31, 2018, the Company had $122,615 of cash held outside of the Trust Account. As of December 31, 2018, the Sponsor has loaned the Company an aggregate of $600,000. In February 2019, Bison Capital committed to provide an additional $200,000 in loans to the Company (see Notes 5 and 10). Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or March 23, 2019 (which, if approved by the Company’s shareholders, will be extended to June 24, 2019, or such earlier date as determined by the Company’s board of directors), the date that the Company will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated.

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2018 and 2017.

Marketable Securities held in Trust Account

At December 31, 2018 and 2017, the substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills and are classified as trading securities.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2018 and 2017, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s consolidated balance sheets.

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2018 and 2017 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company’s tax provision is zero because the Company is organized in the British Virgin Islands with no connection to any other taxable jurisdiction. As such, the Company has no deferred tax assets or liabilities. The Company is considered to be an exempted British Virgin Islands Company, and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at December 31, 2018 and 2017, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 3,234,781 ordinary shares, (2) rights sold in the Initial Public Offering and private placement that convert into 646,957 ordinary shares, and (3) 157,500 ordinary shares, warrants to purchase 78,750 ordinary shares and rights that convert into 15,750 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Reconciliation of Net Loss per Ordinary Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Year Ended December 31,
	2018	2017
Net income (loss)	$266,626	$(41,260)
Less: Income attributable to ordinary shares subject to redemption	(1,004,757)	(299,043)
Adjusted net loss	$(738,131)	$(340,303)

Weighted average shares outstanding, basic and diluted	2,426,155	1,870,947

Basic and diluted net loss per ordinary share	$(0.30)	$(0.18)

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

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

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 6,037,500 Units at a purchase price of $10.00 per unit, inclusive of 787,500 Units sold to the underwriter on June 28, 2017 upon the underwriters’ election to fully exercise their over-allotment option. Each Unit consists of one ordinary share, no par value, one right (“Public Right”) and one-half of one redeemable warrant (each whole warrant, a “Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one ordinary share upon consummation of a Business Combination (see Note 8). Each whole Public Warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per share (subject to certain adjustments) (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the consummation of the Initial Public Offering, Bison Capital and EarlyBirdCapital purchased an aggregate of 388,750 Private Units (or an aggregate purchase price of $3,887,500), of which 362,500 Private Units were purchased by Bison Capital and 26,250 Private Units were purchased by EarlyBirdCapital. In addition, on June 28, 2017, due to the exercise of the over-allotment option by the underwriter, the Company consummated the sale of an additional 43,312 Placement Units at a price of $10.00 per Unit, of which 39,375 Private Units were purchased by Bison Capital and 3,937 Private Units were purchased by EarlyBirdCapital, generating gross proceeds of $433,125. The proceeds from the sale of the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account.

The Private Units are identical to the Units sold in the Initial Public Offering, except that (i) Bison Capital and EarlyBirdCapital have agreed not to transfer, assign or sell any of the Private Units until after the completion of a Business Combination, subject to certain exceptions, (ii) the Private Units (including underlying securities) were purchased pursuant to an exemption from the registration requirements of the Securities Act and will become tradable only after certain conditions are met or the resale of the Private Units is registered under the Securities Act, and (iii) the warrants included in the Private Units (the “Private Warrants”), as described in Note 8, are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by Bison Capital or EarlyBirdCapital or their permitted transferees. However, the holders have agreed (a) to vote their private shares (representing the ordinary shares underlying the Private Units) and any Public Shares in favor of a Business Combination, (b) not to propose, or vote in favor of, an amendment to the Memorandum and Articles of Association, prior to and unrelated to a Business Combination, to affect the substance or timing of the Company’s obligation to redeem all Public Shares if it cannot complete a Business Combination within the Combination Period, unless the Company provides public shareholders an opportunity to redeem their Public Shares, (c) not to redeem any shares included in the Private Units (the “Private Shares”) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination or sell their shares to the Company in a tender offer in connection with a Business Combination, and (d) that the Private Shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated.

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

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Related Party Advances

Prior to the closing of the Initial Public Offering, Bison Capital advanced the Company an aggregate of $159,304 to be used for the payment of costs related to the Initial Public Offering. The advances are non-interest bearing, unsecured and due on demand. Advances in the amount of $157,500 was repaid shortly after the closing of the Initial Public Offering. As of December 31, 2018 and 2017, advances outstanding amounted to $1,804.

Administrative Services Arrangement

Bison Capital entered into an agreement whereby, commencing on June 19, 2017 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company will pay Bison Capital $5,000 per month for these services. For the year ended December 31, 2018 and 2017, the Company incurred $55,000 and $35,000, respectively, in fees for these services. At December 31, 2018 and 2017, $90,000 and $35,000 in administrative fees, respectively, are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Related Party Loans and Promissory Notes

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

In order to finance transaction costs in connection with a Business Combination, Bison Capital or the Company’s officers and directors or their respective affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per unit (the “Working Capital Units”). Bison Capital in August 2018, has loaned the Company an aggregate of $400,000, which is evidenced by a promissory note, non-interest bearing, unsecured and payable in cash or convertible in Private Units at $10.00 per unit, at the Bison Capital’s discretion, on the consummation of a Business Combination.

In November 2018, Bison Capital loaned the Company an additional aggregate amount of $200,000 in order to finance transaction costs in connection with a Business Combination. The loan is non-interest bearing, unsecured and due to be paid on the consummation of a Business Combination. In February 2019, $100,000 of such loans were converted into Working Capital Loans (see Note 10).

In February 2019, Bison Capital committed to provide $200,000 in loans to the Company in order to finance transaction costs in connection with a Business Combination. The loans will be evidenced by a promissory note, will be non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination (see Note 10).

At December 31, 2018, an aggregate of $600,000 is owed by the Company to Bison Capital pursuant to the above loans.

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 6. COMMITMENTS AND CONTINGENCIES

Director Compensation

The Company will pay its independent directors an annual retainer in an aggregate amount of $38,400 (to be prorated for a partial term), payable in arrears commencing on the first anniversary of the Initial Public Offering and ending on the earlier of a Business Combination and the Company’s liquidation. For the year ended December 31, 2018 and 2017, the Company recorded $-0- and $38,400 in director’s fees, of which $-0- and $19,200 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets at December 31, 2018 and 2017, respectively. During the year ended December 31, 2018 and 2017, the Company has paid $19,200 and $19,200 in director’s fees, respectively.

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

Business Combination Marketing Agreement

On June 19, 2017, the Company entered into a Business Combination Marketing Agreement with EarlyBirdCapital wherein EarlyBirdCapital would act as an advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to $1,811,250 (exclusive of any applicable finders’ fees which might become payable). Notwithstanding the foregoing, the fee will be reduced by an amount equal to 2% of the dollar amount of purchases of the Company’s ordinary shares by investors introduced to the Company by Bison Capital or the Company’s officers, directors or their respective affiliates following announcement by the Company of a proposed vote on such Business Combination and do not seek conversion of their shares in connection with such proposed Business Combination; provided, however, that the fee will not be reduced by more than $500,000.

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

NOTE 7. MERGER AGREEMENT

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

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

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

NOTE 8. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At December 31, 2018 and 2017, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2018 and 2017, there were 2,477,069 and 2,405,433 ordinary shares issued and outstanding, respectively (excluding 5,501,868 and 5,573,504 ordinary shares subject to possible redemption).

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

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Unit Purchase Option

The Company sold to the underwriter and its designees, for $100, an option to purchase up to 157,500 units exercisable at $10.00 per unit (or an aggregate exercise price of $1,575,000) commencing on the later of the first anniversary of the effective date of the registration statement related to the Initial Public Offering and the consummation of a Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement related to the Initial Public Offering. The units issuable upon exercise of this option are identical to the Units offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The Company estimated the fair value of the unit purchase option to be $528,441 (or $3.36 per Unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.77% and (3) expected life of five years. The unit purchase option and such units purchased pursuant to the unit purchase option, as well as the ordinary shares underlying such units, the rights included in such units, the ordinary shares that are issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASDAQ Conduct Rules. Additionally, the unit purchase option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners. The unit purchase option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the unit purchase option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price.

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 9. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2018 and 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2018	December 31, 2017
Assets:
Marketable securities held in Trust Account	1	$63,310,884	$62,208,330

NOTE 10. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements were issued. Other than as described below, the Company did not identify subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

In February 2019, the Company converted $100,000 of its promissory notes issued to Bison Capital into a convertible promissory note in the amount of $100,000 to evidence the Working Capital Loans. The loan is evidenced by a promissory note, is non-interest bearing, unsecured and payable in cash or convertible in Private Units at $10.00 per unit, at Bison Capital’s discretion, on the consummation of a Business Combination.

In February 2019, Bison Capital committed to provide $200,000 in loans to the Company in order to finance transaction costs in connection with a Business Combination.

The Company has filed a preliminary proxy statement on February 22, 2019 and its amendment on March 4, 2019, pursuant to which it is seeking shareholder approval to extend the time by which the Company is required to consummate a Business Combination from March 23, 2019 to June 24, 2019, or such earlier date as determined by the Company’s board of directors (the “Extension Proposal”).

On March 3, 2019, the Company received a commitment from Xynomic that it has agreed to contribute to the Company as a loan $0.02 per month for each Public Share that is not redeemed by the Company’s shareholders (the “Contribution”) in connection with the Extension Proposal.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BISON CAPITAL ACQUISITION CORP.

Date: March 5, 2019	By:	/s/ James Jiayuan Tong
James Jiayuan Tong
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Fan Bu
Fan Bu
Chief Financial Officer and Principal Accounting Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Peixin Xu	President and Chairman of the Board	March 5, 2019
Peixin Xu

/s/ James Jiayuan Tong	Chief Executive Officer and Director	March 5, 2019
James Jiayuan Tong

/s/ Fan Bu	Chief Financial Officer and	March 5, 2019
Fan Bu	Principal Accounting Officer

/s/ Peng Jin	Chief Operating Officer and Secretary	March 5, 2019
Peng Jin

/s/ Thomas Folinsbee	Independent Director	March 5, 2019
Thomas Folinsbee

/s/ Charles Vincent Prizzi	Independent Director	March 5, 2019
Charles Vincent Prizzi
/s/ Richard Wu	Independent Director	March 5, 2019
Richard Wu