Form 10-Q
period 2019-03-31
Bison Capital Acquisition Corp.
filed 2019-05-14
CIK 1697805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, one right and one-half of one Warrant	BCACU	The NASDAQ Stock Market LLC
Ordinary Shares, no par value per share	BCAC	The NASDAQ Stock Market LLC
Rights, each convertible into one-tenth of one Ordinary Share	BCACR	The NASDAQ Stock Market LLC
Warrants to purchase Ordinary Shares	BCACW	The NASDAQ Stock Market LLC

As of May 10, 2019, 2,744,517 ordinary shares of the registrant, no par value per share, were issued and outstanding.

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BISON CAPITAL ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash	$3,210	$122,615
Prepaid expenses and other current assets	15,089	27,299
Total current assets	18,299	149,914

Marketable securities held in Trust Account	8,477,530	63,310,884
Total Assets	$8,495,829	$63,460,798

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$227,799	$164,893
Advances from related party	1,804	1,804
Convertible promissory note – related party	500,000	400,000
Promissory note – related party	110,000	200,000
Total Current Liabilities	839,603	766,697

Commitments and Contingencies

Ordinary shares subject to redemption, 251,625 and 5,501,868 shares at redemption value as of March 31, 2019 and December 31, 2018, respectively	2,656,225	57,694,100

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 2,492,892 and 2,477,069 shares issued and outstanding (excluding 251,625 and 5,501,868 shares subject to redemption) as of March 31, 2019 and December 31, 2018, respectively	4,636,334	4,776,436
Retained earnings	363,667	223,565
Total Shareholders’ Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,495,829	$63,460,798

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BISON CAPITAL ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Operating costs	$204,521	$125,916
Loss from operations	(204,521)	(125,916)

Other income:
Interest income	347,210	220,841
Unrealized loss on marketable securities held in Trust Account	(2,587)	(19,491)
Net income	$140,102	$75,434

Weighted average shares outstanding, basic and diluted (1)	2,477,069	2,405,433

Basic and diluted net income (loss) per ordinary share (2)	$0.01	$(0.05)

(1)	Excludes an aggregate of up to 251,625 and 5,562,820 ordinary shares subject to possible redemption at March 31, 2019 and 2018, respectively.

(2)	Net income (loss) per ordinary share - basic and diluted excludes income attributable to shares subject to possible redemption of $107,970 and $185,524 for the three months ended March 31, 2019 and 2018, respectively (see Note 2).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BISON CAPITAL ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Ordinary Shares		Retained	Total Shareholders’
	Shares	Amount	Earnings	Equity
Balance – January 1, 2019	2,477,069	$4,776,436	$223,565	$5,000,001

Change in value of ordinary shares subject to possible redemption	15,823	(140,102)	—	(140,102)

Net income	—	—	140,102	140,102

Balance – March 31, 2019 (unaudited)	2,492,892	$4,636,334	$363,667	$5,000,001

	Ordinary Shares		Retained Earnings/ (Accumulated)	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – January 1, 2018	2,405,433	$5,043,062	$(43,061)	$5,000,001

Change in value of ordinary shares subject to possible redemption	10,684	(75,434)	—	(75,434)

Net income	—	—	75,434	75,434

Balance – March 31, 2018 (unaudited)	2,416,117	$4,967,628	$32,373	$5,000,001

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BISON CAPITAL ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$140,102	$75,434
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(347,210)	(220,841)
Unrealized loss on marketable securities held in Trust Account	2,587	19,491
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	12,210	22,009
Accounts payable and accrued expenses	62,906	36,698
Net cash used in operating activities	(129,405)	(67,209)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	55,177,977	-
Net cash provided by investing activities	55,177,977	-

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	10,000	-
Redemption of ordinary shares	(55,177,977)	-
Net cash used in financing activities	(55,167,977)	-

Net Change in Cash	(119,405)	(67,209)
Cash – Beginning	122,615	210,088
Cash – Ending	$3,210	$142,879

Non-Cash investing and financing activities:
Change in value of ordinary shares subject to possible redemption	$140,102	$75,434
Conversion of promissory notes to convertible promissory notes	$100,000	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

All activity through March 31, 2019 relates to the Company’s formation, its initial public offering of 6,037,500 units (the “Initial Public Offering”), the simultaneous sale of 432,062 units (the “Private Units”) in a private placement to the Company’s sponsor, Bison Capital Holding Company Limited (“Bison Capital”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”) and their designees, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Xynomic Pharmaceuticals, Inc., a Delaware corporation (“Xynomic”) (see Note 5).

The Company has one subsidiary, Bison Capital Merger Sub Inc., a wholly-owned subsidiary of the Company incorporated in Delaware on August 20, 2018.

Pursuant to the Company’s Memorandum of Association and Articles of Association, the Company initially had until March 23, 2019 to consummate a Business Combination. On March 21, 2019, the Company shareholders approved to extend the period of time for which the Company is required to consummate a Business Combination until June 24, 2019 (the “Combination Period”), or such earlier date as determined by the Company’s Board of Directors (the “Extension Amendment”). Shareholders holding 5,234,420 public shares exercised their right to redeem such public shares for a pro rata portion of the Trust Account. The Company paid cash in the aggregate amount of $55,177,977, or approximately $10.54 per share, to redeeming shareholders.

On March 3, 2019, the Company received a commitment from Xynomic that it has agreed to contribute to the Company as a loan $0.02 per month for each public share that is not redeemed by the Company’s shareholders (the “Contribution”) in connection with the Extension Amendment. The amount of the Contribution will not bear interest and will be repayable by the Company to Xynomic upon consummation of a Business Combination. Xynomic will have the sole discretion whether to continue extending for additional calendar months until the Combination Period and if Xynomic determines not to continue extending for additional calendar months, its obligation to make Contributions following such determination will terminate. In May 2019, $16,062 was loaned to the Company and deposited into the Trust Account, which amount is equal to $0.02 for each of the 803,080 shares that were not redeemed (see Note 8).

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Initial Public Offering (the “Initial Shareholders”) and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of March 31, 2019, the Company had $3,210 of cash held outside of the Trust Account. As of March 31, 2019, Bison Capital has loaned the Company an aggregate of $610,000 and has committed to provide an additional $190,000 in loans to the Company. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or June 24, 2019, the date that the Company will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated.

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

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 5, 2019, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year December 31, 2018. The interim results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Net income (loss) per share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at March 31, 2019 and 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 3,234,781 ordinary shares, (2) rights sold in the Initial Public Offering and private placement that convert into 646,957 ordinary shares, and (3) 157,500 ordinary shares, warrants to purchase 78,750 ordinary shares and rights that convert into 15,750 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted income (loss) per share, since the exercise of the warrants and the conversion of the rights into ordinary shares is contingent upon the occurrence of future events. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

Reconciliation of net income (loss) per ordinary share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted income (loss) per ordinary share is calculated as follows:

	Three Months Ended March 31,
	2019	2018
Net income	$140,102	$75,434
Less: Income attributable to ordinary shares subject to redemption	(107,970)	(185,524)
Adjusted net income (loss)	32,132	(110,090)

Weighted average shares outstanding, basic and diluted	2,477,069	2,405,433

Basic and diluted net income (loss) per ordinary share	$0.01	$(0.05)

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3. RELATED PARTY TRANSACTIONS

Related Party Loans and Promissory Notes

In order to finance transaction costs in connection with a Business Combination, Bison Capital or the Company’s officers and directors or their respective affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per unit (the “Working Capital Units”). As of March 31, 2019, Bison Capital has loaned the Company an aggregate of $500,000, which is evidenced by a promissory note, non-interest bearing, unsecured and payable in cash or convertible in Private Units at $10.00 per unit, at Bison Capital’s discretion, on the consummation of a Business Combination.

In February 2019, $100,000 of loans from Bison Capital were converted into convertible promissory loans and is included in the $500,000 outstanding amount noted above. In addition, as of March 31, 2019, Bison Capital has loaned the Company an aggregate amount of $110,000 in order to finance transaction costs in connection with a Business Combination. The loan is non-interest bearing, unsecured and due to be paid on the consummation of a Business Combination.

In February 2019, Bison Capital committed to provide $200,000 in loans to the Company in order to finance transaction costs in connection with a Business Combination. In March 2019, Bison Capital loaned the Company $10,000. The loan is non-interest bearing, unsecured and due to be paid on the consummation of a Business Combination. Any additional loans will be evidenced by a promissory note, will be non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination.

At March 31, 2018, an aggregate of $610,000 is owed by the Company to Bison Capital pursuant to the above loans.

Administrative Services Arrangement

Bison Capital entered into an agreement whereby, commencing on June 19, 2017 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company will pay Bison Capital $5,000 per month for these services. For the three months ended March 31, 2019 and 2018, the Company incurred $15,000 and $12,500, respectively, in fees for these services. At March 31, 2019 and December 31, 2018, $105,000 and $90,000 in administrative fees, respectively, are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

NOTE 4. COMMITMENTS AND CONTINGENCIES

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

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

NOTE 6. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At March 31, 2019 and December 31, 2018, there are no preferred shares designated, issued or outstanding.

BISON CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2019 and December 31, 2018, there were 2,492,892 and 2,477,069 ordinary shares issued and outstanding, respectively (excluding 251,625 and 5,501,868 ordinary shares subject to possible redemption).

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2019	December 31, 2018
Assets:
Marketable securities held in Trust Account	1	$8,477,530	$63,310,884

NOTE 8. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Other than as described below, the Company did not identify subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On May 1, 2019, the Company and Yinglin Mark Xu entered into a Backstop and Subscription Agreement (the “Backstop Agreement”), pursuant to which Yinglin Mark Xu agreed to purchase up to $7,500,001 ordinary shares in the open market or in other privately negotiated transactions with third parties (Yinglin Mark Xu is not obligated to pay a price of greater than $10.15 per share); or from the Company at a price of $10.15 per share concurrently with the consummation of the Business Combination, in order to ensure that the Company has at least $7,500,001 of net tangible assets remaining at the Closing after giving effect to the redemption of any ordinary shares by the public shareholders in connection with the Business Combination with Xynomic (the “Backstop Commitment”). The Company’s charter does not allow the Company to issue any additional shares or any debt securities that would entitle the holders to receive funds from the Trust Account or vote on any Business Combination proposal. As any purchase by Yinglin Mark Xu under the Backstop Commitment would occur after the Record Date, he would not be entitled to vote those shares on the Business Combination proposals.

At the Closing, the Company and Yinglin Mark Xu will enter into a registration rights agreement, in a form to be agreed upon, with respect to the ordinary shares purchased by Yinglin Mark Xu in connection with the Backstop Agreement (the “Backstop Shares”). If Yinglin Mark Xu assigns all or a portion of its obligations under the Backstop Agreement to investors that are qualified institutional buyers or institutional accredited investors, such assignees will take a proportionate share of Yinglin Mark Xu’s rights with respect to the Backstop Shares and proportionate rights under the registration rights agreement contemplated by the Backstop Agreement.

As a result of the Backstop Commitment, the Company will be able to consummate the Business Combination even if all of its public shares are redeemed by the public shareholders as long as the share purchases by Yinglin Mark Xu contemplated by the Backstop Commitment close immediately prior to the Closing.

In May 2019, $16,062 was loaned to the Company and deposited into the Trust Account, which amount is equal to $0.02 for each of the 803,080 shares that were not redeemed.

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

Recent Developments

Pursuant to our Memorandum of Association and Articles of Association, we initially had until March 23, 2019 to consummate a Business Combination. On March 21, 2019, our shareholders approved to extend the period of time for which we are required to consummate a Business Combination until June 24, 2019, or such earlier date as determined by our Board of Directors (the “Extension Amendment”, and such later date, the “Combination Period”). Shareholders holding 5,234,420 public shares exercised their right to redeem such public shares for a pro rata portion of the Trust Account. We paid cash in the aggregate amount of $55,177,977, or approximately $10.54 per share, to redeeming shareholders.

On March 3, 2019, we received a commitment from Xynomic that it has agreed to contribute to us, as a loan, $0.02 per month for each public share that is not redeemed by our shareholders (the “Contribution”) in connection with the Extension Amendment. The amount of the Contribution will not bear interest and will be repayable by us to Xynomic upon consummation of a Business Combination. Xynomic will have the sole discretion whether to continue extending for additional calendar months until the Combination Period and if Xynomic determines not to continue extending for additional calendar months, its obligation to make Contributions following such determination will terminate. In May 2019, $16,062 was loaned to the Company and deposited into the Trust Account, which amount is equal to $0.02 for each of the 803,080 shares that were not redeemed.

On May 1, 2019, we and Yinglin Mark Xu entered into a Backstop and Subscription Agreement (the “Backstop Agreement”), pursuant to which Yinglin Mark Xu agreed to purchase up to $7,500,001 ordinary shares in the open market or in other privately negotiated transactions with third parties (Yinglin Mark Xu is not obligated to pay a price of greater than $10.15 per share); or from us at a price of $10.15 per share concurrently with the consummation of the Business Combination, in order to ensure that we have at least $7,500,001 of net tangible assets remaining at the Closing after giving effect to the redemption of any ordinary shares by the public shareholders in connection with the Business Combination with Xynomic (the “Backstop Commitment”). Our charter does not allow us to issue any additional shares or any debt securities that would entitle the holders to receive funds from the Trust Account or vote on any Business Combination proposal. As any purchase by Yinglin Mark Xu under the Backstop Commitment would occur after the Record Date, he would not be entitled to vote those shares on the Business Combination proposals.

At the Closing, we and Yinglin Mark Xu will enter into a registration rights agreement, in a form to be agreed upon, with respect to the ordinary shares purchased by Yinglin Mark Xu in connection with the Backstop Agreement (the “Backstop Shares”). If Yinglin Mark Xu assigns all or a portion of its obligations under the Backstop Agreement to investors that are qualified institutional buyers or institutional accredited investors, such assignees will take a proportionate share of Yinglin Mark Xu’s rights with respect to the Backstop Shares and proportionate rights under the registration rights agreement contemplated by the Backstop Agreement.

As a result of the Backstop Commitment, we will be able to consummate the Business Combination even if all of our public shares are redeemed by our public shareholders as long as the share purchases by Yinglin Mark Xu contemplated by the Backstop Commitment close immediately prior to the Closing.

On May 3, 2019, we announced the meeting date for the special meeting of our shareholders (the “Special Meeting”) with respect to the Business Combination. The Special Meeting of shareholders will be held on May 14, 2019, at 9:00 p.m. Beijing Time (May 14, 2019 at 9:00 a.m. Eastern Daylight Time), at our principal office located at 609-610 21st Century Tower No. 40 Liangmaqiao Road Chaoyang District, Beijing, People’s Republic of China. The record date of the Special Meeting is April 5, 2019.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2019 were organizational activities and those necessary to prepare for the Initial Public Offering and private placement and the identification and evaluation of prospective candidates for a Business Combination and activities in connection with the proposed acquisition of Xynomic. Since the completion of our Initial Public Offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses.

For the three months ended March 31, 2019, we had a net income of $140,102, which consists of interest income on marketable securities held in the Trust Account of $347,210, offset by operating costs of $204,521 and an unrealized loss on marketable securities held in the Trust Account of $2,587.

For the three months ended March 31, 2018, we had a net income of $75,434, which consists of $220,841 of interest income on marketable securities held in the Trust Account, offset by operating costs of $125,916 and an unrealized loss on marketable securities held in the Trust Account of $19,491.

Liquidity and Capital Resources

As of March 31, 2019, we had $3,210 of cash held outside the Trust Account, available for working capital purposes. In addition, as of March 31, 2019, we had $227,799 of accounts payable and accrued expenses.

As of March 31, 2019, we had marketable securities held in the Trust Account of $8,477,530, consisting of U.S Treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. Through March 31, 2019, we did not withdraw any funds from the interest earned on the Trust Account. As a result of the shareholders approval to extend the time for which we are required to consummate a Business Combination, an aggregate of 5,234,420 shares were redeemed and we paid cash in the aggregate amount of $55,177,977 to redeeming shareholders from the Trust Account.

As of March 31, 2019, the Bison Capital loaned us an aggregate of $610,000 in order to finance transaction costs in connection with a Business Combination. $500,000 of the loans are evidenced by promissory notes issued by us, which are non-interest bearing, unsecured, payable in cash or convertible, in whole or in part, at Bison Capital’s discretion, upon the consummation of the Business Combination into the private units, at a price of $10.00 per private unit. $110,000 of the loans are non-interest bearing, unsecured and will become due upon the consummation of a business combination. Bison Capital has also committed to provide an additional $190,000 in loans to the Company. Any additional loans will be evidenced by a promissory note, will be non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination.

For the three months ended March 31, 2019, cash used in operating activities amounted to $129,405. Net income of $140,102 was affected by interest earned on marketable securities held in the Trust Account of $347,210 and an unrealized loss on marketable securities held in our Trust Account of $2,587. Changes in operating assets and liabilities provided $75,116 of cash for operating activities.

For the three months ended March 31, 2018, cash used in operating activities amounted to $67,209, resulting primarily from interest earned on marketable securities held in the Trust Account of $220,841 offset by net income of $75,434 and an unrealized loss on marketable securities held in our Trust Account of $19,491. Changes in operating assets and liabilities provided $58,707 of cash for operating activities.

We intend to use the net proceeds of the Initial Public Offering, including the funds held in the Trust Account, to pay our expenses relating thereto, including a fee payable to EarlyBirdCapital for its services in connection with our Business Combination upon the consummation of such Business Combination in an amount equal to 3% of the gross proceeds of the Initial Public Offering, or $1,940,869, which will be reduced by an amount equal to 2% of the dollar amount, or $1,293,913 of purchases of our ordinary shares by investors introduced to us by our sponsor, officers, directors or their respective affiliates following announcement by us of the Business Combination, where such investors hold the purchased ordinary shares through the vote on such business combination and do not seek conversion of their shares in connection with such proposed business combination; provided, however, that the fee will not be reduced by more than $500,000. The remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

We have used the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Based upon (i) amounts held outside the Trust Account, (ii) interest earned on the Trust Account available to be released to the Company for the payment of tax obligations, (iii) loans that the Sponsor has provided to the Company and (iv) loans that the Sponsor has committed to provide to the Company, in each case as described herein, we believe we have sufficient funds to meet the expenditures required for operating our business through May 15, 2019, the targeted closing date of the Business Combination with Xynomic, or June 24, 2019, the date that the Company will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated. Additionally, our sponsor has provided additional loans in a total amount of $610,000 to support our operation. Such loans are evidenced by promissory notes. The notes would either be paid upon consummation of our Business Combination, without interest, or, at the sponsor’s discretion, up to $500,000 of loans may be converted upon consummation of our Business Combination into additional Private Units at a price of $10.00 per unit.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary shares subject to redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net income (loss) per ordinary share

We apply the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income (loss) per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Bison Capital Acquisition Corp.

Date: May 13, 2019	By:	/s/ James Jiayuan Tong
James Jiayuan Tong
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 13, 2019	By:	/s/ Fan Bu
Fan Bu
Chief Financial Officer and Principal Accounting Officer
(Principal Financial and Accounting Officer)