Form 10-Q
period 2019-09-30
XYNOMIC PHARMACEUTICALS HOLDINGS, INC.
filed 2019-11-14
CIK 1697805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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
N/A

As of November 8, 2019, 46,273,846 shares of common stock, par value $0.0001 per share, were issued and outstanding.

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s registration statement on Form S-1 (file No. 333-232598, as amended, the “Registration Statement”) initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 11, 2019. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

XYNOMIC PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars, except share data)

	December 31,	September 30,
	2018	2019
		(Unaudited)
ASSETS

Current assets:
Cash	$4,746,370	$27,232
Prepaid expenses	277,750	205,639
Total current assets	5,024,120	232,871
Property and equipment, net	280,730	276,515
Intangible assets, net	1,937	1,204
Other non-current assets	155,176	228,207

TOTAL ASSETS	$5,461,963	$738,797

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft	$4,954	$9,742
Accrued expenses and other current liabilities	14,407,261	19,595,424
Promissory note – related party	-	404,900
Amount due to shareholders	3,233,728	580,819
Total current liabilities	17,645,943	20,590,885

Total liabilities	17,645,943	20,590,885

Commitments and Contingencies

Mezzanine equity:
Angel Preferred Shares (par value US$0.0001 per share as of December 31, 2018; 23,435,379 and 0 shares authorized, issued and outstanding as of December 31, 2018 and September 30, 2019, respectively. Redemption value of US$580,256 as of December 31, 2018; Liquidation value of US$811,332 as of December 31, 2018)	580,256	-
Series A-1 Preferred Shares (par value US$0.0001 per share as of December 31, 2018; 12,147,500 and 0 shares authorized, issued and outstanding as of December 31, 2018 and September 30, 2019, respectively. Redemption value of US$4,905,780 as of December 31, 2018; Liquidation value of US$6,964,223 as of December 31, 2018)	4,905,780	-
Series B Preferred Shares (par value US$0.0001 per share as of December 31, 2018; 5,281,101 and 0 shares authorized, 5,281,101 and 0 shares issued and outstanding as of December 31, 2018 and September 30, 2019, respectively. Redemption value of US$2,424,712 as of December 31, 2018; Liquidation value of US$24,335,989 as of December 31, 2018)	2,424,712	-
Total mezzanine equity	7,910,748	-

Shareholders’ deficit:
Preferred Stock (par value US$0.0001 per share as of December 31, 2018 and September 30, 2019; 50,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2018 and September 30, 2019	-	-
Common stock (par value US$0.0001 per share as of December 31, 2018 and September 30, 2019; 200,000,000 shares authorized, 8,165,377 and 46,273,846 shares issued and outstanding as of December 31, 2018 and September 30, 2019, respectively)	817	4,627
Additional paid-in capital	14,169,060	36,569,663
Accumulated other comprehensive income	58,564	70,248
Accumulated deficit	(34,323,169)	(56,496,626)
Total shareholders’ deficit	(20,094,728)	(19,852,088)

TOTAL LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ DEFICIT	$5,461,963	$738,797

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XYNOMIC PHARMACEUTICALS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED statements of COMPREHENSIVE lOSS

(In U.S. dollars, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Operating expenses:
Research and development	$1,682,358	$3,831,540	$6,022,564	$10,723,649
General and administrative	608,264	1,128,117	1,457,025	11,351,097
General and administrative to related parties	120,125	-	266,816	48,408

Total operating expenses	2,410,747	4,959,657	7,746,405	22,123,154
Loss from operations	(2,410,747)	(4,959,657)	(7,746,405)	(22,123,154)

Other income/(expenses)
Investment income	8,635	-	16,813	-
Interest income	6	39	95	39
Interest expenses to a related party	(9,767)	(17,531)	(9,767)	(50,342)
Net loss	(2,411,873)	(4,977,149)	(7,739,264)	(22,173,457)

Accretion to preferred share redemption value	(899,808)	-	(1,097,416)	(1,697,978)

Net loss attributable to ordinary shareholders	(3,311,681)	(4,977,149)	(8,836,680)	(23,871,435)

Other comprehensive income/(loss):
Foreign currency translation adjustment, net of nil income taxes	42,687	(7,365)	42,687	11,684
Unrealized gain on available for sale securities, net of nil income taxes	16,813	-	16,813	-
Less: reclassification adjustment for gain on available for sale securities realized in net income, net of nil income taxes	(16,813)	-	(16,813)	-
Total other comprehensive income/(loss)	42,687	(7,365)	42,687	11,684

Comprehensive loss attributable to ordinary shareholders	$(3,268,994)	$(4,984,514)	$(8,793,993)	$(23,859,751)

Weighted average ordinary shares outstanding – basic and diluted	(42,860,772)	(46,273,846)	(42,860,772)	(44,598,564)

Loss per share - basic and diluted	$(0.08)	$(0.11)	$(0.21)	$(0.54)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XYNOMIC PHARMACEUTICALS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED CHANGES IN SHAREHOLDERS’ DEFICIT

(In U.S. dollars)

	Ordinary		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	capital	income	deficit	Deficit
Balance as of December 31, 2018	8,165,377	$817	$14,169,060	$58,564	$(34,323,169)	$(20,094,728)
Redeemable convertible preferred shares redemption value accretion	-	-	(1,697,978)	-	-	(1,697,978)
Issuance of backstop common shares	755,873	76	7,672,035	-	-	7,672,111
Conversion of promissory notes and Rights to common shares	55,000	5	499,995	-	-	500,000
Conversion of Rights to common shares	646,955	64	(64)	-	-	-
Conversion of Preferred Shares to common shares	34,695,395	3,469	9,605,257	-	-	9,608,726
Combination with Xynomic Pharmaceuticals, Inc.	1,955,246	196	(1,499,359)	-	-	(1,499,163)
Foreign currency translation adjustment, net of nil income taxes	-	-	-	19,049	-	19,049
Net loss	-	-	-	-	(17,196,308)	(17,196,308)
Share-based compensation	-	-	7,652,965	-	-	7,652,965
Balance as of June 30, 2019	46,273,846	$4,627	$36,401,911	$77,613	$(51,519,477)	$(15,035,326)

Share-based compensation	-	-	167,752	-	-	167,752
Foreign currency translation adjustment, net of nil income taxes	-	-	-	(7,365)	-	(7,365)
Net loss	-	-	-	-	(4,977,149)	(4,977,149)
Balance as of September 30, 2019	46,273,846	$4,627	$36,569,663	$70,248	(56,496,626)	(19,852,088)

	Ordinary		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	capital	income/(loss)	deficit	(deficit)/equity
Balance as of December 31, 2017	8,165,377	$817	$145	$-	$(5,735,545)	$(5,734,583)
Redeemable convertible preferred shares redemption value accretion	-	-	(197,608)	-	-	(197,608)
Net loss	-	-	-	-	(5,327,391)	(5,327,391)
Unrealized holding gains on available-for-sale security, net of nil income taxes	-	-	-	8,178	-	8,178
Reclassification adjustment for gains on available-for-sale securities realized in net income, net of nil income taxes	-	-	-	(8,178)		(8,178)
Balance as of June 30, 2018	8,165,377	817	(197,463)	-	(11,062,936)	(11,259,582)

Beneficial conversion feature of Series B Preferred Shares	-	-	17,000,000	-	-	17,000,000
Redeemable convertible preferred shares redemption value accretion	-	-	(899,808)	-	-	(899,808)
Net loss	-	-	-	-	(2,411,873)	(2,411,873)
Foreign currency translation adjustment, net of nil income taxes	-	-	-	42,687	-	42,687
Unrealized holding gains on available-for-sale security, net of nil income taxes	-	-	-	8,635	-	8,635
Reclassification adjustment for gains on available-for-sale securities realized in net income, net of nil income taxes	-	-	-	(8,635)	-	(8,635)
Balance as of September 30, 2018	8,165,377	$817	$15,902,729	$42,687	$(13,474,809)	$2,471,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XYNOMIC PHARMACEUTICALS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED statements of cash flows

(In U.S. dollars)

	Nine Months Ended September 30,
	2018	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,739,264)	$(22,173,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	-	7,820,717
Investment income	(16,813)	-
Amortization	306	731
Depreciation	111	74,032
Changes in operating assets and liabilities:
Prepaid expenses	(388,523)	60,211
Prepaid expenses to a shareholder	116,244	-
Other non-current assets	-	(78,232)
Accrued expenses and other payables	1,318,710	5,160,728
Amount due to shareholders	44,567	(31,267)
Net cash used in operating activities	(6,664,662)	(9,166,537)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(4,447,904)	-
Sale of short-term investments	4,496,052	-
Purchase of property and equipment	(2,443)	(33,765)
Prepayments of other non-current assets	(87,550)	-
Cash withdrawn from Trust Account	-	63,310,884
Net cash (used in)/provided by investing activities	(41,845)	63,277,119

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(30,084)	4,788
Proceeds from advance from a Series B shareholder	1,425,959	-
Repayment of advance from a Series B shareholder	(262,743)	(738,312)
Proceeds from issuance of convertible notes	2,500,000	-
Proceeds from issuance of Series B Preferred Shares	14,500,000	-
Proceeds from promissory note – related party	-	444,900
Proceeds from short-term loan	906,810	-
Repayment of short-term loan	(877,450)	-
Proceeds from issuance of backstop ordinary shares	-	4,971,358
Redemption of ordinary shares	-	(64,070,650)
Advance from a shareholder	604,710	565,704
Net cash provided by/(used in) financing activities	18,767,202	(58,822,212)

Effect of foreign exchange rate changes on cash	(51,241)	(7,508)

NET INCREASE/(DECREASE) IN CASH	12,009,454	(4,719,138)
CASH, BEGINNING OF THE PERIOD	100,344	4,746,370
CASH, END OF THE PERIOD	$12,109,798	$27,232

SUPPLEMENTAL INFORMATION
Interest paid	$-	$-
Income tax paid	-	-
NON-CASH INVESTMENT AND FINANCING ACTIVITIES
Acquisition of property and equipment included in accrued expenses and other liabilities	$-	$33,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XYNOMIC PHARMACEUTICALS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2019

(In U.S. dollars, except share data)

1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Xynomic Pharmaceuticals Holdings, Inc. (formerly known as Bison Capital Acquisition Corp., the “Company”) was incorporated in the British Virgin Islands on October 7, 2016. The Company was formed as a blank check company for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (a “Business Combination”).

All activities through May 14, 2019 relate to the Company’s formation, its initial public offering of 6,037,500 units (the “Initial Public Offering”), the simultaneous sale of 432,062 units (the “Private Units”) in a private placement to the Company’s sponsor, Bison Capital Holding Company Limited (“Bison Capital”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”) and their designees, identifying a target company for a Business Combination. and activities in connection with the proposed acquisition of Xynomic Pharmaceuticals, Inc., a Delaware corporation (“Xynomic Pharma”). On March 3, 2019, the Company received a commitment from Xynomic Pharma that it has agreed to contribute to the Company as a loan $0.02 per month for each public share that is not redeemed by the Company’s shareholders (the “Contribution”) in connection with the approval of an amendment to the Company’s charter to extend the date by which the Company must consummate a Business Contribution from March 23, 2019 to June 24, 2019 or such earlier date as determined by the board of directors of the Company. The amount of the Contribution will not bear interest and will be repayable by the Company to Xynomic Pharma upon consummation of a Business Combination. Xynomic Pharma had the sole discretion whether to continue extending for additional calendar months until the Combination Period and if Xynomic Pharma determines not to continue extending for additional calendar months, its obligation to make Contributions following such determination will terminate. In May 2019, $16,062 was loaned to the Company and deposited into the Trust Account, which amount is equal to $0.02 for each of the 803,080 shares that were not redeemed.

On May 15, 2019 (the “Effective Time”), pursuant to an agreement and plan of merger dated September 12, 2018 (as amended, the “Merger Agreement”) among the Company, Xynomic Pharma, Bison Capital Merger Sub Inc., a Delaware corporation (“Merger Sub”) and Yinglin Mark Xu, solely in his capacity as the stockholder representative thereunder, each share of Xynomic Pharma’s ordinary shares and preferred shares issued and outstanding prior to the Effective Time was automatically converted into the right to receive, on a pro rata basis, the Closing Consideration Shares (as defined in the Merger Agreement) and the Earnout Shares (as defined in the Merger Agreement), and each option to purchase Xynomic Pharma’s ordinary shares that was outstanding immediately prior to the Effective Time was assumed by the Company and automatically converted into an option to purchase shares of common stock of the Company. In addition to the Closing Consideration Shares, Xynomic Pharma stockholders received an additional 9,852,216 shares of common stock in aggregate (the “Earnout Shares” and, together with the Closing Consideration Shares, the “Merger Consideration Shares”, such transaction is referred as the “Merger”). As a result, the Company issued 42,860,772 common shares in aggregate as Merger Consideration Shares to shareholders of Xynomic Pharma immediately prior to the Effective Time (the “Sellers”). Pursuant to the Merger Agreement, 1,285,822 shares were deposited into an escrow account (the “Escrow Account”) to serve as security for, and the exclusive source of payment of, the Company’s indemnity rights under the Merger Agreement and any excess of the estimated Closing Merger Consideration over the final Closing Merger Consideration amount determined post-Closing.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the United States Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated financial statements of Xynomic Pharma. and its subsidiaries. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated balance sheet of the Company and Xynomic Pharma as of December 31, 2018, and the related consolidated statements of comprehensive loss, changes in equity and cash flows for the year then ended, included in the Company’s current report on Form 8-K filed with the SEC on May 15, 2019.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of September 30, 2019, the results of operations for the three and nine months ended September 30, 2018 and 2019 and cash flows for the nine months ended September 30, 2018 and 2019, have been made.

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

On May 15, 2019, the Company received written notice from the staff of the NASDAQ Stock Market LLC (“Nasdaq”) indicating that the Staff had determined to delist its securities from NASDAQ based upon the non-compliance with the requirement of a minimum of 300 round lot holders of and 400 round lot holders of purchase warrants and the requirement of the minimum US$5 million in stockholders’ equity. The Company requested a hearing before the Nasdaq Hearings Panel (the “Panel”), and such request stayed any suspension or delisting action by Nasdaq pending the completion of the hearing process and the expiration of any extension period that may be granted to the Company by the Panel. On July 15, 2019, the Company was notified in writing by the Panel at Nasdaq that they denied the Company’s request for continued listing on Nasdaq based upon the Company’s non-compliance with Nasdaq Listing Rules 5505(a)(3) and 5515(a)(4). As a result, Nasdaq suspended trading in the Company’s securities effective at the open of business on Wednesday, July 17, 2019; and the Company’s shares subsequently commenced trading on the over-the-counter markets. The Company still intends to continue with its compliance plan with the Nasdaq listing requirements and is diligently pursuing courses of action designed to remedy our noncompliance with Nasdaq’s initial listing requirements as set forth above. There can be no assurance, however, that the Company will be able to regain compliance with the mainboard listing requirements.

The Group currently does not have any commitments to obtain additional funds except a private placement that it is contemplating and a potential public offering pursuant to a registration statement on Form S-1, as amended, initially filed on July 11, 2019; and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. If the Group cannot obtain the necessary funding, it will need to delay, scale back or eliminate some or all of its research and development programs to: commercialize potential products or technologies that it might otherwise seek to develop or commercialize independently; consider other various strategic alternatives, including another merger or sale of the Group; or cease operations. If the Group engages in collaborations, it may receive lower consideration upon commercialization of such products than if it had not entered into such arrangements or if it entered into such arrangements at later stages in the product development process.

The Group has prepared its financial statements assuming that it will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The Group has incurred recurring losses from operations since inception. The Group incurred a net loss of US$4,977,149 and US$22,173,457 for the three and nine months ended September 30, 2019, respectively. Further, as of September 30, 2019, the Group had net current liabilities (current assets less current liabilities) of US$20,358,014 and accumulated deficit of US$56,496,626. The Group’s ability to continue as a going concern is dependent on its ability to raise capital to fund its current research and development activities and future business plans. Additionally, volatility in the capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds. These factors raise substantial doubt about its ability to continue as a going concern within twelve months from the date these financial statements are issued. The financial statements included herein do not include any adjustments that might be necessary should the Group be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

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

Concentration of suppliers

The following suppliers for the Group’s research and development activities accounted for 10% or more of research and development expenses for the three and nine months ended September 30, 2018 and 2019:

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2018		2019		2018		2019
	US$	%	US$	%	US$	%	US$	%
Supplier A	*	*	1,601,288	42%	*	*	2,959,648	28%
Supplier B	*	*	*	*	2,767,441	46%	1,431,987	13%
Supplier C	*	*	628,559	16%	*	*	1,854,128	17%
Supplier D	1,205,041	72%	941,154	25%	1,680,041	28%	*	*

*	Represents less than 10% of research and development expenses for the three or nine months ended September 30, 2018 and 2019.

(d)	Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

3.	CASH

The Company’s cash is deposited in financial institutions at below locations:

	December 31, 2018	September 30, 2019
Financial institutions in the mainland of the PRC
—Denominated in RMB	$523	$6,196

Financial institutions in the United States
—Denominated in USD	$4,745,847	$21,036

Total cash balances held at financial institutions	$4,746,370	$27,232

4.	INCOME TAXES

The effective income tax rates for the three and nine months ended September 30, 2018 and 2019 were 0% and 0%, respectively. The effective income tax rate for the three and nine months ended September 30, 2018 and 2019 differs from the U.S. Federal statutory corporate income tax rate of 21% is primarily due to the increase in valuation allowance.

5.	PREPAID EXPENSES

Prepaid expenses consist of the following:

	December 31, 2018	September 30, 2019

Prepaid research and development expenses	$207,988	$143,374
Prepaid rental expenses	66,371	46,174
Prepaid health insurance	-	5,105
Others	3,391	10,986
Total prepaid expenses	$277,750	$205,639

6.	PROPERTY AND EQUIPMENT, NET

	December 31, 2018	September 30, 2019

Leasehold improvement	$276,839	$278,500
Lab equipment	-	55,322
Electronic equipment	4,379	14,358
Property and equipment	281,218	348,180
Less: accumulated depreciation	(488)	(71,665)
Property and equipment, net	$280,730	$276,515

The depreciation expense for property and equipment was $111 and US$19,439 for the three months ended September 30, 2018 and 2019, respectively. The depreciation expense for property and equipment was $111 and US$74,032 for the nine months ended September 30, 2018 and 2019, respectively.

7.	OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following:

	December 31, 2018	September 30, 2019

VAT input tax	$52,762	$109,338
Prepaid insurance	93,075	98,502
Prepayment for equipment	-	11,945
Deposits	9,339	8,422
Total other non-current assets	$155,176	$228,207

8.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31, 2018	September 30, 2019

Research and development expense-Contract Research Organizations	$10,304,750	$13,190,896
Research and development expense-Contract Manufacture Organizations	1,874,956	3,664,647
License fee payable	1,000,000	1,000,000
Professional fee	824,360	1,130,616
Payroll and social insurance	147,692	144,065
Payables for equipment	-	28,587
Payable for leasehold improvement	110,736	101,822
Short-term debt	-	49,467
Others	144,767	285,324
Total accrued expenses and other current liabilities	$14,407,261	$19,595,424

9.	REDEEMABLE CONVERTIBLE PREFERRED SHARES

Redeemable convertible preferred shares were issued by Xynomic Pharma before the Closing and consist of the following:

	Angel Preferred Shares	Series A-1 Preferred Shares	Series B Preferred Shares
Balance as of December 31, 2018	$580,256	$4,905,780	$2,424,712
Redemption value accretion	11,117	93,984	1,592,877
Conversion to common shares	(591,373)	(4,999,764)	(4,017,589)
Balance as of September 30, 2019	$-	$-	$-

At the Closing, all of the outstanding redeemable convertible preferred shares were converted into 34,695,395 common shares of the Company.

10.	SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 50,000,000 of preferred shares with $0.0001 par value per share as of September 30, 2019. Before the re-domestication, the Company was authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. Upon the re-domestication of the Company, it amended the Charter and the authorized preferred shares to 50,000,000 of preferred shares with $0.0001 par value. At September 30, 2019 and December 31, 2018, there are no preferred shares designated, issued or outstanding.

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

On May 14, 2019, prior to the Closing, the Company continued out of the British Virgin Islands and domesticated as a Delaware corporation. As a result, the Company is no longer a company incorporated in the British Virgin Islands, and the ordinary shares converted into common stocks with $0.0001 par value per share.

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

As of September 30, 2019, there were 46,273,846 shares of common stock issued and outstanding.

Warrants — The Company issued warrants in its Initial Public Offering (“Public Warrants”) and Private Placement (“ Private Warrants”) in June 2017. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. Each whole Public Warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per share. The Public Warrants will become exercisable upon the consummation of a Business Combination. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Public Warrants is not effective within 120 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

No warrant was exercised since issuance and there was 3,259,779 warrants outstanding as of September 30, 2019.

11.	LOSS PER SHARE

Basic and diluted net loss per share for each of the periods presented are calculated as follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Numerator:
Net loss attributable to ordinary shareholders	$(3,311,681)	$(4,977,149)	$(8,836,680)	$(23,871,435)
Denominator:
Weighted average number of ordinary shares-basic and diluted	42,860,772	46,273,846	42,860,772	44,598,564
Net loss per share-basic and diluted	$(0.08)	$(0.11)	$(0.21)	$(0.54)

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

As a result of the Group’s net loss for the three and nine months ended September 30, 2018 and 2019, preferred shares and options outstanding in the respective periods were excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

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

Under the terms of the agreement, as of September 30, 2019 the Group was obligated to make upfront payments to BII totaling US$1 million which was recorded as a research and development expense for the year ended December 31, 2018 and was included in accrued expenses and other current liabilities as of December 31, 2018 and September 30, 2019. In addition, the Group is obligated to pay the following development and regulatory milestone payments: 1) 1st milestone payment of US$7,000,000 upon first dosing of a patient in Phase II or Phase III Clinical Trial in the first indication either of which is intended to be a pivotal trial; 2) 2nd milestone payment of US$10,000,000 upon the grant of the first Marketing Authorization of the first indication.

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

Future minimum lease payments under non-cancelable operating leases with remaining lease terms in excess of one year as of September 30, 2019 are:

Minimum Lease Payment Amount
Year ending September 30, 2019,
2020	$246,282
2021	216,257
2022	79,322
$541,861

Rental expenses for operating leases for the three months ended September 30, 2018 and 2019 were US$34,639 and US$75,909, respectively. Rental expenses for operating leases for the nine months ended September 30, 2018 and 2019 were US$74,914 and US$222,507, respectively.

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

On July 12, 2019, one of the Contract Research Organizations (the “Plaintiff”) of Xynomic Pharma filed a complaint in the Complex Commercial Litigation Division of the Superior Court of the State of Delaware against Xynonmic Pharma for breach of a contract under which Xynomic Pharma engaged the Plaintiff to provide services relating to drug development research, and Xynomic Pharma allegedly failed to pay the amount due to the Plaintiff for the services performed. The Plaintiff seeks $6,992,068 from Xynomic Pharma, plus interest at the contract rate of 1% per month. Xynomic Pharma responded to the complaint on August 19, 2019. On October 31, 2019, the Plaintiff filed Amended Complaint and seeks an updated amount of $7,617,316.60 from Xynomic Pharma, plus interest at the contract rate of 1% per month. Xynomic Pharma should respond to the Amended Complaint by November 22, 2019.

As of September 30, 2019, Xynomic Pharma had $8,209,278 payable to the Plaintiff, including $463,555 accrued interest according to the contract.

14.	RELATED PARTY TRANSACTIONS

(a)	Amount due to shareholders

i)	Payable due to a shareholder

For the three months ended September 30, 2018 and 2019, Yinglin Mark Xu, the founder and CEO of Xynomic Pharma, advanced US$67,805 and US$27,954, respectively, to Xynomic Pharma to fund its operation. For the nine months ended September 30, 2018 and 2019, Yingling Mark XU advanced US$604,710 and US$565,703, respectively.

At the Closing date, the amount due to Yingling Mark XU was $2,560,754 and was fully converted to be part of the consideration to purchase Backstop Shares.

As of December 31, 2018 and September 30, 2019, the amount due to Yinglin Mark XU was US$2,008,936 and US$27,480, respectively, which was included in amount due to shareholders.

ii)	Services purchased from a company affiliated with a shareholder

Eigenbridge, Inc., a company affiliated with Yong Cui, one of Xynomic Pharma’s shareholders and Vice President of Chemistry, Manufacturing and Controls, entered into a contractor agreement with Xynomic Pharma on February 26, 2017. Pursuant to the agreement, Eigenbridge, Inc., provided specialized advisory services to Xynomic Pharma. Xynomic Pharma recognized general and administrative of US$97,849 and US$0 for the three months ended September 30, 2018 and 2019, respectively. Xynomic Pharma recognized general and administrative of US$150,572 and US$25,908 for the nine months ended September 30, 2018 and 2019, respectively. The amount due to Eigenbridge, Inc., were US$80,640 and US$0 as of December 31, 2018 and September 30, 2019, respectively, which was included in amount due to shareholders.

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

On August 23, 2018, Xynomic Nanjing repaid RMB1,800,000 (equivalent to US$262,743) of the advance from Zhongshan Bison. As of December 31, 2018, the advance from Zhongshan Bison was US$1,112,455, which was included in amount due to shareholders.

On January 21, 2019, Xynomic Nanjing repaid RMB5,064,000 (equivalent to US$738,311) of the advance from Zhongshan Bison. On February 20, 2019, Zhongshan Bison agreed to extend the due date of the remaining advance of RMB2,571,000 (US$383,097) and all accrued interest to April 15, 2019. On April 12, 2019, Zhongshan Bison agreed to further extend the due date of the remaining advance of RMB2,571,000 (US$360,286) and all accrued interest to September 30, 2019. On June 30, 2019, the due date was further extended to September 15, 2019, and on September 30, 2019, the due date was extended to December 15, 2019. The remaining balance was included in amount due to shareholders as of September 30, 2019.

Xynomic Nanjing accrued interest expense of US$9,767 for the three and nine months ended September 30, 2018 for the advance from Zhongshan Bison. Xynomic Nanjing accrued interest expense of US$17,531 for the advance from Zhongshan Bison for the three months ended September 30, 2019 and US$50,342 for the nine months ended September 30, 2019.  The interest payable to Zhongshan Bison was US$31,697 and US$78,873 as of December 31, 2018 and September 30, 2019, respectively, which was included in amount due to shareholders.

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

In February 2019, $100,000 of loans from Bison Capital were converted into convertible promissory loans and is included in the $500,000 outstanding amount noted above. In addition, as of September 30, 2019, Bison Capital has loaned the Company an aggregate amount of $444,900 in order to finance transaction costs in connection with the Business Combination. The loan is non-interest bearing, unsecured and due to be paid on the consummation of a Business Combination.

At the Closing, Bison Capital converted the $500,000 convertible promissory note to 50,000 common shares of the Company, and converted the Right attached to it into 5,000 common shares of the Company.

At September 30, 2019, an aggregate of $404,900 is owed by the Company to Bison Capital pursuant to the above loans.

(b)	Service purchased from a shareholder

In June 2017, the Group paid US$295,021 to Bridge Pharm International Inc., one of the Company’s shareholders, pursuant to 20 months services agreement. Under the agreement, Bridge Pharm International Inc. provides consulting service, including business development, screening and selection of contract research organizations and contract manufacturing organizations and scouting and references of key scientific and managerial personnel to the Group. The Company recognized general and administrative of US$22,276 and nil for the three months ended September 30, 2018 and 2019, respectively. The Company recognized general and administrative of US$116,244 and nil for the nine months ended September 30, 2018 and 2019, respectively. The balance related to the Bridge Pharm International Inc. was nil as of December 31, 2018 and September 30, 2019.

(c)	Administrative Services Arrangement

Bison Capital entered into an agreement whereby, commencing on June 19, 2017 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company will pay Bison Capital $5,000 per month for these services. For the nine months ended September 30, 2019, the Company incurred $22,500 in fees for these services. At September 30, 2019, $114,180 administrative fees are included in amount due to shareholders in the balance sheets. The service was terminated upon the Business Combination.

(d)	Short-term loan from a company affiliated with a shareholder

In April 2018, Xynomic Nanjing entered into a short-term loan agreement with Shanghai Jingshu Venture Capital Center (“Shanghai Jingshu”), one of the potential investors of Series B financing and an entity affiliated with Infinite Fortune Limited, one of the Company’s shareholders, to obtain an interest-free loan of RMB6,000,000 (equivalent to US$906,810) to fund its operations and business development before receiving the investment of Series B financing. The Company is required to return the short-term loan within the earliest of (a) 183 days; or (b) 20 business days after receiving the Shanghai Jingshu’s investment consideration for Series B Preferred Shares. In August 2018, Xynomic Nanjing has fully repaid the loan.

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

At the Closing, each outstanding Xynomic Pharma option (whether vested or unvested) was assumed by the combined entity and automatically converted into options to purchase Company common shares (each, an “Assumed Option”), subject to certain adjustments, under the Company’s Incentive Plan. The Company’s Incentive Plan reserved 8,908,430 shares for issuance, and the number of shares reserved for issuance under the Incentive Plan will increase automatically on January 1 of each of 2020 through 2028 by the number of shares equal to the lesser of (i) 3,000,000 shares of Company common stock, (ii) 5% of the number of shares of Company common stock issued and outstanding on December 31 of the immediately preceding calendar year, and (iii) an amount determined by the board of directors.

As of December 31, 2018 and September 30, 2019, 0 and 7,880,136 awards remain available for future grants under the Company’s Incentive Plan, respectively.

Under the 2018 Plan, Xynomic Pharma granted options to purchase 886,046 ordinary shares of it with the below vesting schedule on January 21, 2019 which were converted into options to purchase 752,294 common shares of the Company at the Closing:

Granted to an employee (100,000 shares, then converted into 84,905 shares): 25% of the options is to be vested on April 30, 2019, and 1/48 of the options to be vested each month thereafter. The employee resigned from Xynomic Pharma in May 2019 and the remaining unvested 75% of the options were forfeited.

Granted to a non-employee (786,046 shares, then converted into 667,389 shares): 25% of the options is to be vested on August 31, 2019, and 1/48 of the options to be vested each month thereafter, subject to an acceleration vesting schedule that 75% is to be issued upon completion of Xynomic Pharma’s merger with Bison Capital Acquisition Corp, and 25% to be issued in one year after the closing of the merger.  The cost of the share options granted to the non-employee was fully recognized at the grant date, as no substantive future services are required.

Under the Incentive Plan, the Company granted to an employee options to purchase 276,000 common shares of the Company on September 16, 2019 with the vesting schedule of: 40% of the options to be vested on October 1, 2019, and 20% of the options to be vested each October 1 thereafter.

Summary of Share Option Activities

The following tables summarize the Company’s share option activities for the nine months ended September 30, 2019:

		Weighted	Weighted
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
Granted to Employee	shares	price	years	value
		US$		US$
Outstanding at January 1, 2019	-	-		-

Granted	84,905	1.18

Forfeited	(63,679)	1.18

Outstanding at June 30, 2019	21,226	1.18	9.57	215,050

Granted	276,000	4.04

Forfeited	-	-

Outstanding at September 30, 2019	297,226	3.84	9.91	619,666
Exercisable as of September 30, 2019	21,226	1.18	9.32	215,050

		Weighted	Weighted
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
Granted to Non-employee	shares	price	years	value
		US$		US$
Outstanding at January 1, 2019	-	-		-

Granted	667,389	0.12

Forfeited	-	-

Outstanding at June 30, 2019	667,389	0.12	9.57	7,437,915

Granted	-	-

Forfeited	-	-

Outstanding at September 30, 2019	667,389	0.12	9.32	7,437,915
Exercisable as of September 30, 2019	500,542	0.12	9.32	5,578,436

No options were exercised during the nine months ended September 30, 2019.

Management is responsible for determining the fair value of options granted to employees and non-employees and considered a number of factors including valuations. The Company’s share-based compensation cost is measured at the fair value of the options as calculated under the binomial models.

Assumptions used in the option-pricing model for 2019 options are presented below:

	January 2019	September 2019
Risk-free interest rate	2.77%	1.70%
Expected term	10 years	5.62 years
Volatility rate	36.1%	36.1%
Dividend yield	0%	0%
Exercise multiple	2.8	N/A
Fair value of underlying ordinary share	9.5573	4.04

The Company estimated the risk-free rates based on the U.S. bond with a term similar to option’s expected life time as at the option valuation date. Life of the share options is the expected existence term. Based on the option agreements, the contract life of the option are 10 years from the respective grant date. The expected volatility at the option valuation date was estimated based on historical volatility of comparable companies. The Company has no history or expectation of paying dividends on its ordinary shares. The Company estimated the fair value of the ordinary shares using the equity allocation approach or Black-Scholes Model when valuing options granted. As the Company did not have sufficient information of past employee exercise history, the expected exercise multiple was estimated by referencing to How to Value Employee Stock Options (published by John Hull& Allen White, Financial Analysts Journal, 2004 edition), a well-accepted academic publication.

The grant date fair value of the share options granted in January 2019 was US$9.3653 and the grant date fair value of the share options granted in September 2019 was US$1.466. Compensation expense of US$ 7,820,717 were recognized in general and administrative relating to the 1,028,294 options for the nine months ended September 30, 2019.

As of September 30, 2019, there was $ 236,864 unrecognized compensation expenses related to non-vested options.

16.	SUBSEQUENT EVENT

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

Overview

Prior to the consummation of the Business Combination with Xynomic Pharmaceuticals, Inc., a Delaware corporation (“Xynomic Pharma”) on May 15, 2019, we were a blank check company formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (a “Business Combination”). As a result of the Business Combination with Xynomic Pharma, we now are a clinical stage biopharmaceutical company that discovers and develops innovative small molecule drug candidates for the treatment of cancer in humans. Our approach is to focus on drug candidates that target both hematological malignancies and solid tumors. Our lead drug candidate is abexinostat, an orally dosed, hydroxamic acid-based small molecule histone deacetylase (“HDAC”) inhibitor. Our other clinical stage drug candidate is XP-105, an orally bioavailable kinase inhibitor, which inhibits both raptor-mTOR complex 1 and rictor-mTOR complex 2. In addition, Xynomic has several pre-clinical oncology drug candidates in its pipeline. Among these drug candidates, XP-102 (also known as BI 882370), a selective RAF inhibitor, is the closest to clinical testing. The following is a summary of our product development pipeline:

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

●	Abexinostat – our most advanced drug candidate, abexinostat, has been evaluated in 18 Phase 1/2 clinical trials for lymphoma and solid tumors. In February 2017, Xynomic entered into a license agreement with Pharmacyclics for the worldwide exclusive rights to develop and commercialize abexinostat for all human and non-human diagnostic, prophylactic, and therapeutic uses. Since its in-licensing of abexinostat, Xynomic has started enrolling patients in clinical trials for four different indications: (1) in follicular lymphoma, as a monotherapy, (2) in renal cell carcinoma, in combination with pazopanib, (3) in multiple solid tumors, in combination with Keytruda®, and (4) in diffuse large B-cell lymphoma and mantle cell lymphoma, in combination with Imbruvica®. We have received approval from China’s National Medical Products Administration (“NMPA”) to start two pivotal clinical trials in China. In these two trials, we will test abexinostat (as a single agent) as a third-line treatment of diffuse large B-cell lymphoma (“DLBCL”) and as a third-line treatment of follicular lymphoma (“FL”), respectively. In addition, Xynomic plans to initiate four clinical trials of abexinostat in the next six months.

●	XP-105 (also known as BI 860585) – In December 2018, Xynomic entered into a license agreement with Boehringer Ingelheim for the worldwide exclusive rights to develop and commercialize XP-105 (also known as BI 860585) for all human and non-human diagnostic, prophylactic, and therapeutic uses. Prior to this license, BII had completed one Phase 1 clinical trial for solid tumors. We plan to initiate one clinical trial of XP-105 against breast cancer in early 2020.

●	Pre-Clinical Programs – In addition, Xynomic has several pre-clinical oncology drug candidates in its pipeline. Among these drug candidates, XP-102 (also known as BI 882370), a selective RAF inhibitor to which Xynomic obtained a worldwide exclusive license from Boehringer Ingelheim, is the closest to clinical testing. We have completed pre-IND meeting with the FDA and expect to initiate Phase I clinical trial of XP-102 against colorectal cancer and lung cancer in the first quarter of 2021.

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

Upon request, a hearing before the Hearings Panel at Nasdaq (the “Panel”) was held on July 11, 2019. On July 15, 2019, we were notified in writing by the Panel that they denied our request for continued listing on Nasdaq based upon the Company’s non-compliance with Nasdaq Listing Rules 5505(a)(3), 5515(a)(4), and 5505(b)(1)(A). As a result, Nasdaq suspended trading in the Company’s securities effective at the open of business on Wednesday, July 17, 2019; and our shares subsequently commenced trading on the over-the-counter markets under the symbol “XYNO”.

We have continued with our compliance plan with the Nasdaq listing requirements and are diligently pursuing courses of action designed to remedy our noncompliance with Nasdaq’s initial listing requirements as set forth above. We have applied to list our common stock and our warrants offered in this Offering on the Nasdaq Capital Market under the symbols “XYNO” and XYNHW. There can be no assurance that we will be successful in listing our common stock or our warrants on the Nasdaq Capital Market. Prices of our common stock as reported on the OTC market may not be indicative of the prices of our common stock if our common stock were traded on Nasdaq.

Reg. D Offering

On or about July 10, 2019, we entered into certain Securities Purchase Agreement (the “SPA”) with certain “accredited investors” as defined in Rule 501(a) of Regulation D as promulgated under the Securities Act, pursuant to which we agreed to sell to such purchasers an aggregate of approximate USD$10 million of units (the “Reg. D. Units”) of the Company, at a purchase price of USD$3.80 per Reg. D Unit (subject to adjustment) (the “Reg. D Offering”). Each Reg. D Unit consists of one share of Common Stock and one-half warrant (the “Reg. D Warrant”). Each whole Reg. D Warrant can be exercised to purchase one share of Common Stock at $7.00 per share and shall expire in three (3) years of the issuance, and have the rights and preference set forth in certain warrant agreement. Furthermore, the SPA provides, among other terms, a maximum offering in an aggregate of $15 million with the first closing of a minimum of $5 million upon delivery of the closing conditions set forth in the SPA, provided that no closing shall occur after September 30, 2019 subject to certain exception. As the date of the filing, one investor committed to $2 million is undergoing necessary registration with PRC regulators in order to invest in the Company and the commitment of $8 million under the SPA has expired without extension.

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

On August 30, 2019, the parties amended and restated the SPA (as amended and restated, the “Amended and Restated SPA”) to grant the Purchasers demand registration rights in addition to the piggyback registration rights provided in the SPA.

Pursuant to the Amended and Restated SPA, the holders of a majority of all of the existing Registrable Securities (as defined in the Amended and Restated SPA) may demand (1) at any time after the earlier of (i) one year after the date of the Amended and Restated SPA and (ii) one hundred eighty (180) days after the effective date of the registration statement for a public offering; or 2) at any time when the Company is eligible to use a Form S-3 registration statement, for registration under the Securities Act. The demand registration rights are subject to certain exceptions set forth in the Amended Agreement including that the Company shall not be obliged to effect more than two demand registration in any one-year period.

Other than the demand registration rights, the terms and conditions of the Amended and Restated SPA remain substantially the same as contained in the SPA.

Stockholders’ Approval for Potential Reverse Stock Split

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

Appointment of New Chief Financial Officer

On September 16, 2019, the Board of Directors of the Company appointed Ms. Jinwei Coco Kou  as the Chief Financial Officer and the Chief Accounting Officer of the Company, effective immediately. Conjunction with such appointment, on the same day, Mr. Yinglin Mark Xu resigned from his position as the Interim Chief Financial Officer, effective immediately. Mr. Xu’s resignation was not the result of any disagreement between the Company and him on any matter relating to the Company’s operations, policies or practices. Ms. Kou does not have a family relationship with any director or executive officer of the Company and has not been involved in any transaction with the Company during the past two years that would require disclosure under Item 404(a) of Regulation S-K. Ms. Kou has received an offer letter from the Company (the “Offer Letter”), which sets her annual compensation of US$97,200 with a target annual bonus equal to 30% of the base salary. The Offer Letter also grants Ms. Kou an option, to be issued under the Company’s 2018 Incentive Plan, to purchase an aggregate of 276,000 shares of the Company at a price no less than the market price of the Company’s common stock at issuance, subject to certain vesting schedule, and establishes other terms and conditions governing her service for the Company.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

As of September 30, 2019, we operate through wholly-owned subsidiary in the United States, Xynomic Pharmaceuticals, Inc., which has one wholly owned subsidiary in China, Xynomic Pharmaceuticals (Nanjing) Co., Ltd.. Xynomic Pharmaceuticals (Nanjing) Co., Ltd. has two wholly owned subsidiaries, namely Xynomic Pharmaceuticals (Zhongshan) Co., Ltd. and Xynomic Pharmaceuticals (Shanghai) Co., Ltd. We consolidated our financial statements in accordance with U.S. GAAP.

As of the date of this report, we have not generated any revenue. In the future, we will seek to generate revenue from drug sales and potential strategic relationships. Assuming we commence abexinostat’s pivotal clinical trials in Florida, one ongoing in the U.S. and Europe and another expected in China and such trials generate satisfactory efficacy and safety data to a commercialization approval, the earliest time we would seek to commercialize abexinostat in any region is 2020.

Since we have not generated any revenues from product sales, substantial additional financing will be required to continue to fund our research and development activities. No assurance can be given that any such financing will be available when needed or that our research and development efforts will be successful.

Our ability to fund operations is based on our ability to attract investors and our ability to borrow funds on reasonable economic terms. Historically, we have relied principally on equity financing and shareholder’s borrowings to fund our operations and business development. Our ability to continue as a going concern is dependent on management’s ability to successfully execute our business plan, which includes generating revenues after drug marketing, controlling operating expenses, as well as, continuing to obtain additional equity financing. On April 3, 2018, we issued convertible notes to Northern Light Venture Capital V, Ltd., and Bo Tan and received proceeds of US$2,500,000, which were converted into 776,633 Series B Preferred Shares in August 2018. Further in August 2018, we raised US$17 million by issuance of 5,281,101 Series B Preferred Shares to certain investors, including the conversion of convertible notes of US$2.5 million. On May 15, 2019, we closed the business combination pursuant to an Agreement and Plan of Merger dated September 12, 2018. In connection with the consummation of the business Combination, pursuant to the Backstop Agreement dated May 1, 2019 entered into by and between Bison and Yinglin Mark Xu, Mr. Xu together with his assignee Bison Capital Holding Company Limited, purchased 755,873 shares of common stock at a price of $10.15 per share for a total consideration of $7,672,111.

We currently do not have any commitments to obtain additional funds except the potential Reg. D Offering that we are contemplating and a potential public offering pursuant to a registration statement in Form S-1, as amended, initially filed on July 11, 2019; and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. If we cannot obtain the necessary funding, we will need to delay, scale back or eliminate some or all of our research and development programs to: commercialize potential products or technologies that we might otherwise seek to develop or commercialize independently; consider other various strategic alternatives, including another merger or sale of the Company; or cease operations. If we engage in collaborations, we may receive lower consideration upon commercialization of such products than if we had not entered into such arrangements or if we entered into such arrangements at later stages in the product development process.

We have prepared our financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred recurring losses from operations since inception. The Group incurred a net loss of US$4,977,149 and US$22,173,457 for the three and nine months ended September 30, 2019, respectively. Further, as of September 30, 2019, the Group had net current liabilities (current assets less current liabilities) of US$20,358,014 and accumulated deficit of US$56,496,626. Our ability to continue as a going concern is dependent on our ability to raise capital to fund our current research and development activities and future business plans. Additionally, volatility in the capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds. These factors raise substantial doubt about our ability to continue as a going concern within twelve months from the date these financial statements are issued. The financial statements included herein do not include any adjustments that might be necessary should we be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

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

Results of Operations

Three Months Ended September 30, 2019 as Compared to Three Months Ended September 30, 2018

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2019:

	Three Months Ended
	September 30,
	2018	2019
Operating expenses:
Research and development	$1,682,358	$3,831,540
General and administrative	608,264	1,128,117
General and administrative to related parties	120,125	-

Total operating expenses	2,410,747	4,959,657
Loss from operations	(2,410,747)	(4,959,657)

Other income/(expenses)
Investment income	8,635	-
Interest income	6	39
Interest expenses to a related party	(9,767)	(17,531)
Net loss	$(2,411,873)	$(4,977,149)

Research and Development Expense

Research and development expense was $3.83 million for the three months ended September 30, 2019, compared to research and development expense of $1.68 million for the same period in 2018, representing a decrease of $2.15 million or 127.8%. The substantial increase was mainly because the Company accelerated the research and development of Abexinostat and the launch of clinic trials in the second half of year 2018. As the Company started phase 3 clinic trials, the cost increased significantly.

Research and development expense for the three months ended September 30, 2018 was mainly comprised of the following items:

●	$1.57 million expenses related to clinical development costs associated with abexinostat and XP-102;

●	$0.11 million payroll expenses to research and development staff.

Research and development expense for the three months ended September 30, 2019 was mainly comprised of the following items:

●	$3.43 million clinical development costs associated with abexinostat;

●	$0.04 million external IND-enabling pre-clinical and toxicology studies for XP-102;

●	$0.25 million payments of research and development staff costs;

●	$0.10 million other research and development expenses such as insurances, travel expenses, depreciation, rental and office supplies.

General and Administrative Expense

General and administrative expense was $1.13 million for the three months ended September 30, 2019, compared to general and administrative expense of $0.61 million for the same period in 2018, representing an increase of $0.52 million or 85.5%. The increase was mainly because interest incurred on the overdue unpaid invoices from research vendors and material suppliers which was $0.36 million in three months ended September 30, 2019 which were not incurred in the same period of 2018 when there was no overdue payments.

Variance of other general and administrative expenses was mainly due to the following in addition to the expense related to the interest abovementioned:

●	issuance of options to purchase 276,000 common shares of us to an employee for which we recognized $0.17 million of expense.

●	professional fees including external legal fees, external auditing fees, corporate communications, and public relations costs decreased $0.06 million during the three months ended September 30, 2019 when compared to the same period in year 2018 when Xynomic initially started the process of merger with BCAC.

●	personnel salaries and employee benefits increased $0.09 million during the three months ended September 30, 2019 compared to that in the three months ended September 30, 2018;

We expect that its general and administrative expense will be stable in future periods since we will not incur the expenses associated with the Business Combination in the future.

General and administrative to related parties

General and administrative expenses to related parties was $0 for the three months ended September 30, 2019, compared to general and administrative expense of $0.12 million for the same period in 2018, representing an decrease of $0.12 million or 100%. The decrease was mainly because: 1) Eigenbridge, Inc., a company affiliated with Yong Cui, one of Xynomic Pharma’s shareholders and Vice President of Chemistry, Manufacturing and Controls, provided specialized advisory services to Xynomic Pharma in 2018 and Xynomic Pharma recognized general and administrative of $0.10 million during the three months ended September 30, 2018; 2) we recognized consulting service of $0.02 million to Bridge Pharm International Inc., one of our shareholders, during the three months ended September 30, 2018.

Interest Expense to a Related Party

Xynomic Nanjing accrued interest expense of $0.02 million for the advance from Zhongshan Bison Healthcare Investment Limited, a limited partnership holding 1,553,265 shares of Series B preferred stock of Xynomic representing approximately 2.96% equity interest in Xynomic immediately prior to the Closing (“Zhongshan Bison”) for the three months ended September 30, 2019. The interest in the three months ended September 30, 2018 was $0.01 million.

Nine months Ended September 30, 2019 as Compared to Nine months Ended September 30, 2018

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2019:

	Nine Months Ended
	September 30,
	2018	2019
Operating expenses:
Research and development	$6,022,564	$10,723,649
General and administrative	1,457,025	11,351,097
General and administrative to related parties	266,816	48,408

Total operating expenses	7,746,405	22,123,154
Loss from operations	(7,746,405)	(22,123,154)

Other income/(expenses)
Investment income	16,813	-
Interest income	95	39
Interest expenses to a related party	(9,767)	(50,342)
Net loss	$(7,739,264)	$(22,173,457)

Research and Development Expenses

Research and development expense (the (“R&D”) was $10.72 million for the nine months ended September 30, 2019, compared to research and development expense of $6.02 million for the same period in 2018, representing an increase of $4.70 million or 78.1%. The substantial increase was mainly because we accelerated the R&D of Abexinostat and the launch of clinic trials in the second half of 2018. As the Company started phase 3 clinic trials, the cost increased significantly.

Research and development expense for the nine months ended September 30, 2018 was mainly comprised of the following items:

●	$5.30 million clinical development costs associated with abexinostat;

●	$0.50 million payments to external IND-enabling pre-clinical and toxicology studies as well as the commencement of manufacturing activities for XP-102.

●	$0.11 million payroll expenses to research and development staff.

Research and development expense for the nine months ended September 30, 2019 was mainly comprised of the following items:

●	$8.30 million clinical development costs associated with abexinostat;

●	$0.71 million external IND-enabling pre-clinical and toxicology studies for XP-102;

●	$0.96 million payments of research and development staff costs;

●	$3.57 million credit from a major Contract Research Organization reversed the previously recognized expenses.

●	$0.39 million other research and development expenses such as insurances, travel expenses, depreciation, rental and office supplies.

General and Administrative Expense

General and administrative expense was $11.35 million for the nine months ended September 30, 2019, compared to general and administrative expense of $1.46 million for the same period in 2018, representing an increase of $9.89 million or 679.1%. The substantial increase was mainly due to the $7.82 million expense related to the options Xynomic issued to 2 employees and a consultant.

Variance of other general and administrative expenses was primarily attributable to the process of the Business Combination that was started in September 2018 and incurred much higher related expenses since then. The Business Combination was consummated in May 2019, therefore, we incurred significantly higher professional fees, listing fees, etc. during the nine months ended September 30, 2019 than the same period of 2018. Additionally, during the nine months ended September 30, 2019, we incurred $0.70 million interest expense associated with the overdue invoices from third-party research and development service providers. The main items were as following in addition to the above-mentioned share-based compensation:

●	professional fees including external legal fees, external auditing fees, corporate communications, and public relations costs increased $0.83 million during the nine months ended September 30,2019 when compared to the same period in 2018 due to the merger transaction with Xynomic.

●	there were $0.24 million listing fees including SEC filing fee, etc. incurred in the nine months ended September 30, 2019 while there was no such fee in the same period of 2018;

●	personnel salaries and employee benefits increased $0.19 million during the nine months ended September 30, 2019 compared to that in the nine months ended September 30, 2018;

We expect that our general and administrative expense will decrease in future periods since: 1) we will not incur the expenses associated with the Business Combination in the future; 2) share based compensation cost will significantly decrease since the cost incurred in the nine months ended September 30, 2019 was mainly due to compensation to an non-employee to facilitate the consummation of the Business Combination.

General and administrative to related parties

General and administrative expenses to related parties was $0.05 million for the nine months ended September 30, 2019, compared to general and administrative expense of $0.27 million for the same period in 2018, representing a decrease of $0.22 million or 81.9%. The decrease was mainly because: 1) Eigenbridge, Inc., a company affiliated with Yong Cui, one of Xynomic Pharma’s shareholders and Vice President of Chemistry, Manufacturing and Controls, provided specialized advisory services to Xynomic Pharma in year 2018 and Xynomic Pharma recognized general and administrative of $0.15 million for nine months ended September 30, 2018 and $0.03 million for nine months ended September 30, 2019; 2) we recognized consulting service of $0.12 million to Bridge Pharm International Inc., one of our shareholders, for the nine months ended September 30, 2018; 3) in nine months ended September 30, 2019, we recognized $0.02 million service fee expense for Bison Capital’s general and administrative services.

Interest Expense to a Related Party

Xynomic Nanjing accrued interest expense of $0.05 million for the advance from Zhongshan Bison for the nine months ended September 30, 2019. The interest in the nine months ended September 30, 2018 was $0.01 million.

Liquidity and Capital Resources

Sources of Liquidity

From inception through the date of the Closing, Xynomic has financed its operations primarily through gross proceeds of $21.8 million from private placements of preferred shares, and proceeds of $4.8 million from debt financing.

From inception through September 30, 2019, Xynomic Pharmaceuticals (Nanjing) Co., Ltd. borrowed $0.9 million from Shanghai Jingshu Venture Capital Center pursuant to a loan agreement signed in April 2018 and repaid such loan in August 2018; Xynomic Pharmaceuticals (Nanjing) Co., Ltd. borrowed $1.4 million from Zhongshan Bison Healthcare Investment Limited (Limited Partnership) pursuant to a loan agreement signed in May 2018 and has repaid $1.0 million as of September 30, 2019; we borrowed $2.5 million from Yinglin Mark Xu pursuant to a bridge loan agreement signed in August 2017. On a consolidated basis, we had $0.47 million in outstanding principal and interest under the aforementioned loan agreements as of September 30, 2019.

From inception through the date of the Closing, Bison has financed its operations primarily through proceeds of $0.7 million from loans (including $0.5 million convertible promissory notes) provided by Bison Capital and $25,000 proceeds from the 1,509,375 shares of Bison ordinary shares issued to Bison Capital Holding Company Limited, a Cayman Islands company (the “Sponsor”) and James Jiayuan Tong in a private placement prior to the initial public offering of Bison (the “Founder Shares”) equity financing.

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

Subsequent to the consummation of the Business Combination, Bison Capital made additional $0.3 million loans to us. At September 30, 2019, we had $0.4 million outstanding loan balance owed to Bison Capital.

As of September 30, 2019, we had cash of $0.03 million.

Our recurring losses from operations since inception and the net current liabilities (current assets less current liabilities) as of September 30, 2019 raise substantial doubt about its ability to continue as a going concern within twelve months from the date these financial statements are issued. Our ability to fund operations is based on our ability to attract investors and its ability to borrow funds on reasonable economic terms.

We also plan to attract institutional investors following the business combination. Further, we can adjust the pace of its clinical development and patient recruitment and control the operating expenses of us.

We currently do not have any commitments to obtain additional funds other than the Reg D Offering abovementioned and a potential public offering pursuant to a registration statement in Form S-1, as amended, initially filed on July 11, 2019; and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. If we cannot obtain the necessary funding, it will need to delay, scale back or eliminate some or all of its research and development programs to: commercialize potential products or technologies that it might otherwise seek to develop or commercialize independently; consider other various strategic alternatives, including another merger or sale of us; or cease operations. If we engage in collaborations, it may receive lower consideration upon commercialization of such products than if it had not entered into such arrangements or if it entered into such arrangements at later stages in the product development process.

We have prepared its financial statements assuming that it will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred recurring losses from operations since inception. We incurred a net loss of US$4,977,149 and US$22,173,457 for the three and nine months ended September 30, 2019, respectively. Further, as of September 30, 2019, the Group had net current liabilities (current assets less current liabilities) of US$20,358,014 and accumulated deficit of US$56,496,626. Our ability to continue as a going concern is dependent on its ability to raise capital to fund its current research and development activities and future business plans. Additionally, volatility in the capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds. These factors raise substantial doubt about its ability to continue as a going concern within twelve months from the date these financial statements are issued. The financial statements included herein do not include any adjustments that might be necessary should we be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

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

Cash Flows

The following table provides information regarding our cash flows for the periods reported:

	For the nine months ended September 30,
	2018	2019
Net cash used in operating activities	$(6,664,662)	$(9,166,537)
Net cash (used in)/provided by investing activities	(41,845)	63,277,119
Net cash provided by/(used in) financing activities	18,767,202	(58,822,212)
Effect of foreign exchange rate changes on cash	(51,241)	(7,508)
Net increase/(decrease) in cash	$12,009,454	$(4,719,138)

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $6.66 million and $9.17 million for the nine months ended September 30, 2018 and 2019, respectively. The net cash used in operating activities in the nine months ended September 30, 2019 was mainly due to the $22.17 million net operating loss offset by $7.82 million non-cash share-based compensation and $5.16 increase in accrued expenses and other payables. The net cash used in operating activities in the nine months ended September 30, 2018 was mainly due to the payments for the $7.74 million net operating loss off set by $1.32 million increase in accrued expenses and other payables.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $0.04 million for the nine months ended September 30, 2018 which was mainly due to a purchase of short-term investment securities of $4.45 million offset by sales of short-term investment securities of $4.50 million, and prepayment for insurances. Net cash provided by investing activities was $63.28 million for the nine months ended September 30, 2019 which is mainly due to cash withdrawn from our trust account to pay redeeming shareholders.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $18.77 million for the nine months ended September 30, 2018 and net cash used in financing activities was $58.82 million for the nine months ended September 30, 2019. Net cash provided by financing activities during nine months ended September 30, 2018 was primarily from $17 million Series B convertible preferred shares issued, $1.2 million advance from Zhongshan Bison Healthcare Investment Limited (Limited Partnership) and $604,710 financing provided by Yinglin Mark Xu. Net cash used in financing activities during the nine months ended September 30, 2019 was primarily due to the payment of $64 million to redeeming shareholders and $0.74 million payment to repay the advance from a Series B preferred shareholder of Xynomic. The cash outflow was off-set by cash inflow of $5.0 million proceeds from Yinglin Mark Xu for Backstop Shares purchase, $0.57 million loan from Yinglin Mark Xu and $0.44 million loan from Bison Capital.

Funding Requirements

We expect our expenses to increase in connection with its ongoing activities, particularly as we continue the research and development of, initiates clinical trials of, and seeks marketing approval for, our drug candidates. In addition, if we obtain marketing approval for any of its drug candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of potential collaborators. Furthermore, as a public reporting company, we will incur additional costs associated with operating as a public company. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed, or are unable to raise capital on favorable terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at September 30, 2019:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 years

Debt repayments (1)	$985,719	$985,719	-	-	-

(1)	Consists of payment obligations for loan agreement with Bison Capital and Zhongshan Bison Healthcare Investment Limited (Limited Partnership). As of September 30, 2019, we had $404,900 in outstanding principal under the agreement with Bison Capital and $580,819 outstanding principal and interest under the agreement with Zhongshan Bison Healthcare Investment Limited (Limited Partnership).

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2019, we had $1.47 million liabilities denominated in foreign currencies.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please read Note 13 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies”.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our registration statement on Form S-1(file No. 333-232598, as amended, the “Registration Statement”) initially filed with the SEC on July 11, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Registration Statement, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See description of Reg. D Offering in Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On September 16, 2019, the Board of Directors (the “Board”) of the Company appointed Ms. Jinwei Coco Kou as the Chief Financial Officer and the Chief Accounting Officer of the Company, effective immediately. In conjunction with such appointment, on the same day, Mr. Yinglin Mark Xu resigned from his position as the Interim Chief Financial Officer, effective immediately. Mr. Xu’s resignation was not the result of any disagreement between the Company and him on any matter relating to the Company’s operations, policies or practices.

Ms. Jinwei Coco Kou, age 38, previously serviced as the Interim Chief Accounting Officer of the Company, overseeing all accounting functions such as ledger accounts, financial statements, and cost control systems. Ms. Kou has extensive experience in internal controls, multinational operations and corporate finance of high-tech companies. From 2017 to 2018, Ms. Kou was the Chief Financial Officer at Salion Food Condiment Company Limited, a company listed on Hong Kong Stock Exchange. From 2008 to 2016, she was a Managing Director at Marcum Bernstein & Pinchuk LLP (“Marcum Bernstein”). Prior to joining Marcum Bernstein, from 2005 to 2008, Ms. Kou worked for Deloitte Touche Tohmatsu. Ms. Kou is a CPA in both the U.S. and China. Ms. Kou holds a Bachelor’s and a Master’s degree in Economics, both from Peking University, majoring in Finance and Risk Management and Insurance, respectively. Ms. Kou obtained an Executive MBA degree jointly awarded by Columbia Business School, London Business School and Hong Kong University Business School.

Ms. Kou does not have a family relationship with any director or executive officer of the Company and has not been involved in any transaction with the Company during the past two years that would require disclosure under Item 404(a) of Regulation S-K.

Ms. Kou has received an offer letter from the Company (the “Offer Letter”), which sets her annual compensation of US$97,200 with a target annual bonus equal to 30% of the base salary. The Offer Letter also grants Ms. Kou an option, to be issued under the Company’s 2018 Incentive Plan, to purchase an aggregate of 276,000 shares of common stock of the Company at a price no less than the market price of the Company’s common stock at issuance, subject to certain vesting schedule, and establishes other terms and conditions governing her service for the Company.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Merger Agreement (Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed by the registrant on September 13, 2018)
2.2	Amendment No.1 to the Merger Agreement (Incorporated by reference to Exhibit 2.2 to the registrant’s Form S-4/A filed by the registrant on February 12, 2019)
2.3	Amendment No. 2 to the Merger Agreement (Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed by the registrant on February 27, 2019)
2.4	Amendment No. 3 to the Merger Agreement (Incorporated by reference to Exhibit 2.4 to the registrant’s Form S-4/A filed by the registrant on April 4, 2019)
3.1	Certificate of Incorporation of the Company, effective on May 14, 2019 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 15, 2019)
3.2	Amended and Restated Certificate of Incorporation of the Company, effective on May 15, 2019 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on May 15, 2019)
3.3	Bylaws of the Company, effective as of May 15, 2019 (Incorporated by reference to Exhibit 3.3 to the registrant’s Current Report on Form 8-K filed on May 15, 2019)
10.1	Amended and Restated Registration Rights Agreement dated May 15, 2019 ((Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 15, 2019)
10.2	Form of Lock-Up Agreement (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on September 13, 2018)
10.3	Form of Non-Competition Agreement (Incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed by the registrant on September 13, 2018)
10.4	Escrow Agreement dated May 13, 2019 (Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on May 15, 2019)
10.5	Letter of Transmittal (Incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed by the registrant on September 13, 2018)
10.6	Backstop and Subscription Agreement, dated as of May 1, 2019 between Bison Capital Acquisition Corp. and Yinglin Mark Xu (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on May 2, 2019)
10.7	Form of Indemnification Agreement with each director and office (Incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on May 15, 2019)
10.8	Form of Securities Purchase Agreement with investors in the Unit Offering dated July 10, 2019 (incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K filed on July 11, 2019)
10.9	Form of Warrant (incorporated by reference to Exhibit 10.2 to registrant’s current report on Form 8-K filed on July 11, 2019)
10.10	Form of Amended and Restated Securities Purchase Agreement by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K filed on September 6, 2019)
14.1	Insider Trading Policy (Incorporated by reference to Exhibit 14.1 to the registrant’s Current Report on Form 8-K filed on May 15, 2019)
17.1	Resignation of Peixin Xu (Incorporated by reference to Exhibit 17.1 to the registrant’s Current Report on Form 8-K filed on May 15, 2019)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2019	XYNOMIC PHARMACEUTICALS HOLDINGS, INC.

	By:	/s/ Yinglin Mark Xu
Yinglin Mark Xu
Chief Executive Office, President, and Chairman

	By:	/s/ Jinwei Coco Wei
Jinwei Coco Wei
Chief Financial Officer and Chief Accounting Officer