Form 10-K
period 2019-12-31
XYNOMIC PHARMACEUTICALS HOLDINGS, INC.
filed 2020-06-01
CIK 1697805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A

The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the OTC Market, was $29,464,734.

As of May 29, 2020, 46,273,846 shares of common stock, par value $0.0001 per share, were issued and outstanding.

i

RELIANCE ON SEC ORDER

Xynomic Pharmaceuticals Holdings, Inc., or the Company, is filing its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, or the 2019 Annual Report, pursuant to the Securities and Exchange Commission’s, or SEC, order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 4, 2020 (Release No. 34-88318), which was modified and superseded by a new SEC order (Release No. 34-88465) on March 25, 2020 (the “Order”). The Order provides conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the novel coronavirus (“COVID-19”) outbreak.

As set forth in the Company’s Form 8-K furnished to the SEC on March 27, 2020, the Company was unable to file the 2019 Annual Report within the prescribed time period because, as a result of the outbreak of the COVID-19, the Company was unable to mobilize fully the internal personnel necessary to complete the disclosures in its 2019 Annual Report. Shanghai and Beijing, China and City of San Diego, California, U.S., where the Company’s corporate headquarter and operations are currently located, are all adversely affected by COVID-19. The Company has been following the recommendations of local health authorities to minimize exposure risk for its staff for the past several weeks, including the temporary suspension of its business activities and having staff work remotely, and, as a result, the 2019 Annual Report was not completed by the filing deadline, due to insufficient time to complete its financial data and facilitate the internal and external review process.

ii

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report contains statements that may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. These statements relate to anticipated future events, future results of operations and/or future financial performance. In some cases, you can identify forward-looking statements by their use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “ought to,” “plan,” “possible,” “potentially,” “predicts,” “project,” “should,” “will,” “would,” negatives of such terms or other similar terms. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The forward-looking statements in this Annual Report include, without limitation, statements relating to:

●	our goals and strategies;

●	our future business development, results of operations and financial condition;

●	our estimates regarding expenses, future revenues, capital requirements and our need for additional financing;

●	our estimates regarding the market opportunity for our services;

●	the impact of government laws and regulations;

●	our ability to recruit and retain qualified personnel;

●	our failure to comply with regulatory guidelines;

●	uncertainty in industry demand;

●	general economic conditions and market conditions in the financial services industry;

●	future sales of large blocks or our securities, which may adversely impact our share price; and

●	depth of the trading market in our securities.

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including those described in Item 1A “Risk Factors.”

You should not unduly rely on any forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that future results, levels of activity, performance and events and circumstances reflected in the forward-looking statements will be achieved or will occur. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report, to conform these statements to actual results or to changes in our expectations.

iii

PART I

Item 1. Description of Business.

The Industry

The biotechnology industry focuses on developing breakthrough products and technologies to combat various types of diseases through pre-clinical research, clinical development, and efficient industrial manufacturing process. Such industry is an important business sector in the world’s economies and plays a key role in human health. Biotechnology companies generally require large amounts of capital investment for their research & development activities.  It may take up to tens of years to develop and commercialize a new drug or a new medical device.

Business Overview

We, Xynomic Pharmaceuticals Holdings, Inc. (the “Company” or “Group” or “Xynomic”) are a clinical stage biopharmaceutical company that discovers and develops innovative small molecule drug candidates for the treatment of cancer in humans.

Our lead drug candidate is abexinostat, an orally dosed, hydroxamic acid-based small molecule histone deacetylase (“HDAC”) inhibitor. In February 2017, Xynomic Pharmaceuticals, Inc. (“Xynomic Pharma”) entered into a license agreement with Pharmacyclics LLC (“Pharmacyclics”), a subsidiary of AbbVie Inc. (“AbbVie”), for the worldwide exclusive rights to develop and commercialize abexinostat for all human and non-human diagnostic, prophylactic, and therapeutic uses.

Abexinostat is a pan-HDAC inhibitor that inhibits HDACs 1, 2, 3, 6, and 10. HDAC enzymes can affect a number of cell functions, including the viability of cancer cells, by regulating the acetylation of both histone and non-histone substrates. Thus, HDACs have become a therapeutic target for various types of cancers. Prior to granting the license to Xynomic Pharma, our wholly owned subsidiary incorporated in Delaware, Pharmacyclics and its partners evaluated abexinostat in 18 Phase 1/2 clinical trials for lymphoma and solid tumors. As a result of the license, Xynomic Pharma has obtained exclusive rights to use the data generated in the 18 previously completed clinical trials. The data from many of these trials have also been published by the investigators in scientific journals.

In December 2018, Xynomic Pharma entered into a license agreement with Boehringer Ingelheim for the worldwide exclusive rights to develop and commercialize XP-105 (also known as BI 860585) for all human and non-human diagnostic, prophylactic, and therapeutic uses. XP-105 is an orally bioavailable mTORC1/2 kinase inhibitor, which inhibits both raptor-mammalian target of rapamycin (“mTOR”) complex 1 (known as mTORC1) and rictor-mTOR complex 2 (known as mTORC2). Prior to this license, Boehringer Ingelheim International GmbH (“Boehringer Ingelheim” or “BII”) had completed one Phase 1 clinical trial for solid tumors. As a result of the license, Xynomic Pharma has obtained exclusive rights to use all the data generated in this Phase 1 clinical trial. Xynomic Pharma plans to initiate one clinical trial of XP-105 against breast cancer in 2020.

On-Going Clinical Trials of Abexinostat

At present Xynomic Pharma is enrolling patients in 6 clinical trials treating: (1) renal cell carcinoma (“RCC”), in combination with pazopanib, (2) follicular lymphoma (“FL”), as a monotherapy, in the U.S. and Europe, (3) mantle cell lymphoma (“MCL”) and diffuse large B–cell lymphoma (“DLBCL”), in combination with Imbruvica®, (4) multiple solid tumors, in combination with Keytruda®, (5) DLBCL, as a monotherapy, in China, and (6) FL, as a monotherapy, in China.

Abexinostat, in combination with Pazopanib, in Renal Cell Carcinoma (XYN-602)

Xynomic Pharma is investigating abexinostat, in combination with pazopanib, in a Phase 3 trial as the first-line or second-line treatment of RCC, head-to-head against pazopanib as a monotherapy. RCC is the most common type of kidney cancer in adults (Source: Robert J. Motzer, Sam Bhayani, et al. (2017) Kidney Cancer, Version 2.2017. Journal of the National Comprehensive Cancer Network. 2017; 15(6): 804-834). This trial will enroll approximately 390 patients globally with locally advanced or metastatic RCC and will be conducted in the U.S., six European countries, China, and South Korea. Based on discussion of trial design with the FDA prior to study initiation in an end-of-Phase 2/Pre-Phase 3 Meeting held on March 16, 2018, Xynomic Pharma believes the trial has potential to support approval in the U.S. In March 2019 the U.S. FDA granted Fast Track designation to abexinostat, in combination with pazopanib, as a first- or second-line treatment of RCC. For further detail, see below in the section entitled “— Abexinostat — Ongoing Clinical Studies.”

Abexinostat as a monotherapy in Follicular Lymphoma (XYN-601)

Xynomic Pharma is conducting a Phase 2 trial to test abexinostat as a single agent, in patients with relapsed or refractory (“R/R”) FL, the second most common form of lymphoma in the U.S. and Europe (Source: https://www.cancer.net/cancer-types/lymphoma-non-hodgkin/subtypes). Designed as a single arm trial, this trial will enroll approximately 120 patients in the U.S. and Europe who have undergone at least three lines of therapy to test abexinostat as a fourth line monotherapy.

Based on discussion of trial design with the FDA in a pre-IND meeting held on April 18, 2018, we believe the trial has potential to support accelerated approval in the U.S.

Abexinostat, in combination with Imbruvica® (ibrutinib), in Relapsed/Refractory Mantle Cell Lymphoma (“r/r MCL”) or Relapsed/Refractory Diffuse Large B-cell Lymphoma (“r/r DLBCL”) (XYN-603)

The third study is a Phase 1/2 clinical trial of abexinostat, in combination with Imbruvica®, in patients with r/r MCL or r/r DLBCL at Memorial Sloan Kettering Cancer Center (“MSKCC”). This trial will enroll approximately 40 patients to assess the safety and efficacy of the combination in patients with r/r MCL or r/r DLBCL. This trial will also explore the biologic predictors of response and resistance to dual B-cell receptor (BCR) and histone deacetylase (HDAC) inhibition. Janssen Biotech, Inc. (“Janssen”) is providing ibrutinib as part of the study, with Xynomic Pharma providing abexinostat and funding support for the trial being conducted at MSKCC. Researchers at MSKCC are testing whether the abexinostat/Imbruvica combo could potentially improve response rates and duration of responses in r/r MCL or r/r DLBCL patients, subject to the assessment upon the completion of the trial, which is expected to be completed by the fourth quarter of 2021. For further detail, see below in the section entitled “— Abexinostat — Ongoing Clinical Studies.”

Abexinostat, in combination with Keytruda®, in Multiple Solid Tumors (XYN-604)

The fourth study is a Phase 1b trial of abexinostat, in combination with Keytruda®, in patients with multiple solid tumors with prior progression on Keytruda® or other checkpoint inhibitor (“CPI”) treatments. In this trial, Xynomic Pharma will explore dose escalation/expansion of abexinostat in combination with Keytruda®. Xynomic Pharma plans to enroll approximately 42 patients in the U.S in this Phase 1b trial and expects to complete this trial by the first quarter of 2021.

As of the date hereof, this trial is being conducted at University of California, San Francisco. The Company has obtained interim data from this study. For further detail, see below in the section entitled “— Abexinostat — Ongoing Clinical Studies.”

Abexinostat as a monotherapy in DLBCL in China (XYN-606)

Xynomic Pharma is conducting a Phase 2 trial to test abexinostat, as a single agent, in patients with relapsed or refractory (“R/R”) DLBCL in China. This trial will enroll approximately 175 patients in China and is independent from the ongoing abexinostat/Imbruvica trial in the U.S. Designed as a single arm trial, this trial will enroll patients who have undergone at least two lines of therapy to test abexinostat as a third line monotherapy. Based on written communications Xynomic Pharma had with the CDE of the China National Medical Products Administration in September 2018, Xynomic believes that the data from this trial has potential to support approval in China. For further detail, see below in the section entitled “— Abexinostat — Ongoing Clinical Studies.”

Abexinostat as a monotherapy in FL in China (XYN-605)

Xynomic Pharma is conducting a Phase 2 trial to test abexinostat, as a single agent, in patients with R/R FL in China. This trial will enroll approximately 97 patients in China and is independent from the ongoing trial in the U.S. and Europe. Designed as a single arm trial, Xynomic Pharma’s Phase 2 trial will enroll patients who have undergone at least two lines of therapy to test abexinostat as a third line monotherapy. Based on written communications Xynomic Pharma had with the CDE in September 2018, Xynomic Pharma believes that the data from this trial has potential to support approval in China. For further detail, see below in the section entitled “— Abexinostat — Ongoing Clinical Studies.”

Planned Clinical Trials with Abexinostat and XP-105

Planned Clinical Trials with Abexinostat. Xynomic Pharma plans to initiate the following two clinical trials of abexinostat in 2020:

●	a Phase 1b clinical trial of abexinostat, in combination with pazopanib, in patients with thyroid cancer, sarcoma, and ovarian cancer. This trial will enroll approximately 50 patients in the U.S.

●	a Phase 1 clinical trial of abexinostat, in combination with Ibrance® (palbociclib) and fulvestrant, in patients with antiestrogen refractory ER+, HER2- breast cancer and gynecological metastatic tumors. This trial will enroll approximately 50 patients in the U.S.

Planned Clinical Trials with XP-105. Xynomic Pharma is only two years behind competing drug candidates being developed by major multinational pharmaceuticals companies and plans to initiate a Phase 2 clinical trial soon. One will be a single arm Phase 2 trial, combining XP-105 with paclitaxel against breast cancer which we expect to initiate in 2020. This trial will be conducted primarily in China.

Pre-Clinical Programs

In addition, Xynomic Pharma has several pre-clinical oncology drug candidates in its pipeline. Among these drug candidates, XP-102 (also known as BI 882370), a selective pan-RAF inhibitor to which Xynomic Pharma obtained a worldwide exclusive license from BII, is the closest to clinical testing.

Figure 1 — Xynomic Pharma’s Pipeline

Xynomic Pharma has not completed any clinical trials since its inception.

Corporate Structure and Information

The corporate structure of the Company is illustrated as follows:

Xynomic Pharmaceuticals, Inc. (“Xynomic Pharma”), a company established under the laws of the Delaware in 2016, is our primary operating entity and 100% owned by us.

Xynomic Pharmaceuticals (Nanjing) Co., Ltd. (“Xynomic Najing”), a limited company established under the laws of PRC in 2017, engages in research and development of pharmaceuticals business and is 100% owned by Xynomic Pharma.

Xynomic Pharmaceuticals (Zhongshan) Co., Ltd. (“Xynomic Zhongshan”), a limited company established under the laws of PRC in 2018, engages in research and development of pharmaceuticals business and is 100% owned by Xynomic Nanjing.

Xynomic Pharmaceuticals (Shanghai) Co., Ltd. (“Xynomic Shanghai”), a limited company established under the laws of PRC in 2018, engages in research and development of pharmaceuticals business and is 100% owned by Xynomic Nanjing.

The mailing address of our principal executive office is: Suite 3306, K. Wah Centre, 1010 Middle Huaihai Road, Shanghai 200031, China.

Business Strategy

Our business strategy has been designed to enable the Company to achieve its mission of developing and commercializing innovative drug products in the field of oncology. The key tenets of our strategy include the following:

Build an oncology franchise to maximize value.    Oncology is our therapeutic focus. According to data published by EvaluatePharma®, oncology was the top therapy area in the global pharmaceutical market with sales of $93.7 billion in 2016, or 11.7% of the market (Source:http://info.evaluategroup.com/rs/607-YGS-364/images/wp16.pdf). This number is projected to grow to $192.2 billion in 2022, highlighting the rapid growth in this market. The strong and sustainable growth of the oncology market is mainly driven by three factors:

●	cancer remains one of the leading causes of natural deaths worldwide;

●	there is a high degree of unmet medical needs in oncology; and

●	oncology drugs that have obtained regulatory approval have demonstrated commercial success for numerous pharma companies.

Capitalize on our expertise to develop a pipeline of small molecule, oral, targeted drug candidates. Our core scientific team has many years of experience in research, development and manufacturing of small molecule, oral, targeted drug candidates against cancer and other diseases. This expertise as our core strength will continue to be leveraged as we expand our pipeline. According to a 2015 IMS study, targeted therapies make up approximately 87% of the late-phase oncology pipelines under development worldwide. Thus, our focus on targeted drug candidates aligns with this global trend in oncology treatments. Oral dosage represents another recent trend in oncology medication as oral dosage has been shown to significantly improve patient compliance and quality of life.

Strategically in-license global rights to late stage drug candidates. Our lead drug candidate abexinostat was licensed from Pharmacyclics. Prior to our acquisition of the global exclusive license, Pharmacyclics had tested abexinostat on approximately 600 patients globally and had assembled a large amount of potentially valuable clinical data on safety and efficacy, which, subject to the outcome of further clinical trials, potentially could enable Xynomic to launch the product in the U.S., China, EU and other key markets. Our ability to obtain global licenses on assets from multinational pharmaceutical companies such as AbbVie and BII is a result of our management’s extensive network within the global biopharmaceutical industry and deal making and deal execution expertise. We will continue to leverage this competitive advantage to access top-quality drug candidates for in-licensing and co-development opportunities, and potential future co-marketing partnerships.

Build a strong internal research and development team to enrich the pipeline. In addition to our in-licensing strategy, we have built a team of researchers with expertise in epigenetics and kinase inhibition, which could enable us to potentially discover new mechanisms of action (“MOA”), potentially design innovative molecules around these MOAs, and potentially move promising molecules to clinical testing.

Utilize global resources to lower cost and improve efficiency. With our presence in both the U.S. and China, we can potentially leverage high-quality, low-cost global resources to efficiently develop our pipeline. Xynomic keeps core competencies such as research, clinical development management and business development in house, while outsourcing commoditized activities such as small-molecule manufacturing and clinical study management to reputable vendors. This hybrid model potentially allows us to access efficient resources globally, manage investment in redundant infrastructure, and secure a more favorable return on investment. We have has established a vigorous vendor selection process to ensure that we receives the highest quality and compliance level at a reasonable cost. For instance, abexinostat’s active pharmaceutical ingredient (“API”) and finished dosage formulation are manufactured in Europe, whereas its pivotal clinical trials are managed by qualified multinational contract research organizations, or CROs.

Capture potential lower research and development costs, better access to patient pool and growing market in China. In addition to their years of professional training and industry experience in the U.S., our founders have significant personal and professional experience in China, the second largest pharmaceutical market in the world. Building on this, we are well positioned to capitalize on China, both as a potential market for our oncology drugs and a location for lower research and development costs and better access to patient pools. Pursuant to recent regulatory reform in China, China’s drug approval process has been enhanced to make it more similar to those of other developed countries. This will further allow us to potentially leverage our resources in China to develop products for the U.S. and the rest of the world.

Market Opportunity

The American Cancer Society estimates that approximately 1,735,350 million new cancer cases were diagnosed in the U.S. in 2018, and there were approximately 609,640 cancer deaths. According to a report published by Allied Market Research, the global market for cancer therapeutics was valued at $81.2 billion in 2016 and is projected to reach $178.9 billion by 2023, at a CAGR of 11.9% from 2017-2023. This growth will be driven by factors such as development of novel cancer therapeutics and an increase in cancer awareness and availability of oncology drugs in developing markets. Specifically, the global market size for FL is expected to reach $4.1 billion by 2023, for RCC, $4.7 billion, for certain solid tumors treated by Keytruda®, $8.0 billion, for breast cancer, $20.0 billion and for DLBCL, $14.4 billion. According to a September 2018 report by WHO’s International Agency for Research on Cancer, among females, breast cancer is the most commonly diagnosed cancer, whereas colorectal cancer is the 2nd among females and the 3rd among males. According to IMS and iHealthcareanalyst, drugs treating breast cancers and rectal cancers are expected to generate annual revenue of approximately $25.4 billion by 2023.

Abexinostat

Abexinostat is an innovative, orally dosed, broad spectrum, hydroxamic acid-based small molecule HDAC inhibitor. Studies published in medical journals have documented promising anti-tumor activity in vitro and in vivo. Clinical development of abexinostat began in July 2005. It has been evaluated by Pharmacyclics and its partners in a total of 18 Phase 1/2 clinical trials for lymphoma and solid tumors. Pursuant to a February 2017 license agreement with Pharmacyclics, we have obtained the exclusive worldwide rights to develop and commercialize abexinostat for all human and non-human diagnostic, prophylactic, and therapeutic uses. As a result of the license, we have obtained exclusive rights to use all the data generated in the previously completed clinical trials listed below in Figure 2. The data from many of these trials have also been published by the investigators in scientific journals.

Figure 2 – Summary of Completed Clinical Trials on Abexinostat

Based on the results from these early studies, we believe that abexinostat may offer a more active and potentially less toxic treatment option for cancer with a wider therapeutic index. When used in combination with other cancer therapeutics, abexinostat may also have synergistic anti-tumor activity in tumor cells.

Currently we are conducting six clinical trials treating: (1) renal cell carcinoma (“RCC”), in combination with pazopanib (XYN-602), (2) follicular lymphoma (“FL”), as a monotherapy, in the U.S. and Europe (XYN-601), (3) mantle cell lymphoma (“MCL”) and diffuse large B–cell lymphoma (“DLBCL”), in combination with Imbruvica® (XYN-603), (4) multiple solid tumors, in combination with Keytruda® (XYN-604), (5) DLBCL, as a monotherapy, in China (XYN-606), and (6) FL, as a monotherapy, in China (XYN-605).

Background of HDAC Inhibitors

Abexinostat is an oral inhibitor of HDAC enzymes, which are well-validated drug targets in various disease areas including cancer. These enzymes control several vital cellular processes, such as transcription, cell cycle progression, protein transport and degradation, and their activity is often dysregulated (namely, impaired) in cancer. Typically the major function of these enzymes is controlling gene expression, namely, whether genes are turned “on” or “off” via epigenetic mechanisms. In cancer, HDACs are often differentially expressed from normal cells, resulting in gene expression changes that favor a tumor’s ability to multiply, to avoid apoptosis (namely, programmed cell death) or to become resistant to chemotherapy. Treatment with HDAC inhibitors has been show to reverse these changes, resulting in cancer cell death in vitro (namely, in cultured cells) and tumor growth inhibition in vivo (namely, in animals) at non-toxic concentrations. The following diagram illustrates HDAC inhibitors’ mechanism of action.

Figure 3 – HDAC Inhibitors’ Mechanism of Action

Multiple inhibitors of HDACs have been approved by the U.S. FDA for treatment of hematologic malignancies. It is believed that HDAC inhibitors induce histone hyperacetylation and can cause cell death. The first drug in this class to gain approval from FDA was Vorinostat (Zolinza®, Merck), which is approved to treat cutaneous T-cell lymphoma (“CTCL”) in patients that have failed two previous therapies. Another HDAC inhibitor, Romidepsin (Istodax®, Celgene) is approved to treat CTCL and peripheral T-cell lymphoma (“PTCL”). Additionally, belinostat (Beleodaq®, Spectrum) was approved in 2014 for the treatment of patients with R/R T-cell lymphoma and panobinostat (Farydak®, Novartis) was approved in 2015 for the treatment of multiple myeloma.

In addition to overt anti-tumor activities described above, HDAC inhibitors are known to have the ability to reverse resistance to some cancer therapies such as vascular endothelial growth factor (“VEGF”) inhibitors and CPIs via epigenetic modification. Resistance to approved cancer therapies is a major problem in cancer treatment. Tumors can find ways to modify their genes to become resistant. One such process is called “epigenetics”, where genes are turned on and off, but the sequence of DNA is not altered. For certain cancers, a group of investigators at University of California San Francisco (“UCSF”) reported that adding an HDAC inhibitor to an approved cancer therapy can prevent or reverse such resistance. See “Abexinostat — On Going Clinical Studies of Abexinostat — Abexinostat, in combination with Pazopanib, in Renal Cell Carcinoma (XYN-602) — Preliminary Results of Combining Abexinostat and Pazopanib in RCC”. The underlying mechanism is complex and not fully understood, and it often varies depending on the cancer type. For example, when RCC and certain other solid tumors are treated with VEGF inhibitors such as pazopanib, resistance can be caused by, among other factors, hypoxia-driven, HDAC-mediated overexpression and post-translational stabilization of hypoxia-inducible factor (“HIF”)-1α. HDAC inhibitors can potentially downregulate HIF-1α and VEGF expression via epigenetic mechanism, thus recapturing response to pazopanib. When combined with CPIs, HDAC inhibitors have been shown to counteract the mechanisms of resistance to CPIs.

Key Findings of Prior Trials on Abexinostat

Unique Pharmacokinetic Profile.

In a Phase 1 trial sponsored by Servier (CL1-78454-001), abexinostat was rapidly absorbed following oral administration, and a maximal plasma concentration was achieved within 0.5 to 1 hour. The terminal elimination half-life, which is the time required for the body to eliminate half of the administered dose, was calculated to be approximately 4 hours. In other orally administered HDAC inhibitors, it takes similar or relatively longer time to achieve the maximal plasma concentration: about two hours for Vorinostat (Volinza®, Merck) and Panobinostat (Farydac®, Novartis) and about four hours for Chidamide (Epidaza®, Chipscreen). At the same time, the terminal elimination half-life was estimated to be approximately 37 hours for Panobinostat and approximately 17 hours for Chidamide, significantly longer than abexinostat’s approximately 4 hours of terminal elimination half-life (Vorinostat showed a shorter terminal elimination half-life of approximately 2 hours). Pharmacokinetic modeling suggested that optimal oral dosing schedule for abexinostat may be twice daily four hours apart. Based on these data, Xynomic plans to leverage pharmacokinetics profile of abexinostat, combined with its potential dosage regimen, and explore abexinostat’s potential as a less toxic treatment option for cancer.

CL1-78454-001 was an open-label, non-randomized, dose-escalation, Phase 1 portion of a Phase 1/2 study. The Phase 2 portion of this Phase 1/2 study is known as PCYC-1401. The primary objective of the Phase 1 was to assess safety and tolerability, and determine the recommended Phase 2 dose and optimal administration schedule of abexinostat in patients with R/R B-cell lymphoma or chronic lymphocytic leukemia (“CLL”). Secondary objectives included pharmacokinetics, pharmacodynamics, and tumor response. Between February 2010 and June 2011, oral abexinostat 30, 45, or 60 mg/m2 was administered twice daily on 35 patients with R/R Hodgkin’s Lymphoma (“HL”) or Non-Hodgkin Lymphoma (“NHL”) (including FL and DLBCL) and CLL. Two dose-limiting toxicities occurred at 60 mg/m2 twice daily in each of the three dosing schedules (one Grade 3 febrile neutropenia; five Grade 4 thrombocytopenia). Grade 3 or above adverse events (“AEs”) included thrombocytopenia (31% Grade 3, and 26% Grade 4), which was found reversible after stop dosing. Grade 3 or above AEs are generally serious adverse events (“SAEs”).

Preliminary Safety Data.

Safety of a drug candidate is measured in terms of the frequency and severity of the occurrences of AEs in a clinical study. The number of treatment-emergent adverse events (“TEAEs”), includes all events emerging during the treatment that were either absent before the treatment or worsen relative to the state before the treatment. TEAEs may or may not related to the study drug.

Depending on the severity of AEs, they are categorized into Grade 1 through 5. Grade 1 AEs are AEs with mild symptoms that do not need medical intervention. Grade 2 AEs are moderate AEs that require minimal, local or non-invasive intervention. Grade 3 AEs are severe or medically significant but not immediately life-threatening AEs either that require hospitalization or prolong existing hospitalization, or that are disabling, or that limit self-care abilities. Grade 4 AEs are AEs that result in life-threatening consequences and involve urgent intervention. Grade 5 AEs are deaths related to adverse events.

Safety of a drug candidate is also characterized by occurrences of SAEs, which is defined as any AE that results in death; are life-threatening; requires hospitalization or prolongation of existing hospitalization; results in permanent or significant disability/dysfunction; results in congenital anomaly/birth defect, or leads to other important medical events. Grade 3 and above AEs are generally SAEs.

Preliminary safety data from clinical trials PCYC-0403 and PCYC-1401 (measured in Grade 3 & 4 AE occurrence percentage among the trial subjects) are listed in the figure below.

PCYC-0403 was a Phase 1/2 multicenter, open-label, dose-escalation study of abexinostat sponsored by Pharmacyclics. The study enrolled 55 total patients, of which 25 patients with any lymphoma subtype participated in the Phase 1 portion of the study. The Phase 2 study included 16 patients with FL and 14 patients with MCL. Patients received abexinostat capsules orally twice daily (approximately 4–6 hours apart) at 30, 45, and 60 mg/m2. Two four-week dosing cycle schedules were used: 5 days per week for the first 3 weeks [Days 1–5, 8–12, 15–19]) and an alternative dosing schedule, 7 days every other week [Days 1–7, 15–21]). Treatment was continued until progressive disease or unacceptable toxicity. AEs or SAEs were reported in 11 subjects (36.7%) overall, in 6 subjects with FL and in 5 subjects with MCL. The TEAEs, which include AEs related to the study drug as well as other AEs emerging during the treatment, were nausea (60%), fatigue (60%), diarrhea (50%), thrombocytopenia (47%), cough (43%), vomiting (33%), constipation (33%), anemia (26.70%), headache (27%), edema peripheral (23%), neutropenia (23%), sinusitis (23%), decreased appetite (23%) and dyspepsia (23%). Grade 3 and above AEs include thrombocytopenia (20%), neutropenia (13%), anemia (3%), arthralgia (7%), fatigue (17%) and diarrhea (3%).

PCYC-1401 was the Phase 2 portion of a Phase 1/2 study originally sponsored by Servier and later by Pharmacyclics. This Phase 2 study enrolled 100 patients with R/R NHL or CLL, including 18 FL patients, 17 DLBCL patients, 16 MCL patients, 18 T-CL patients, 15 MZL and other subtypes patients and 16 CLL/LL patients. Patients were given oral abexinostat at 80 mg twice a day four hours apart for 14 days of a 3-week cycle, and treatment was continued until progressive disease or unacceptable toxicity. TEAEs were reported in 98% of patients, which were thrombocytopenia (88%), diarrhea (47%), anemia (38%), nausea (36%), neutropenia (35%), asthenia (35%), decreased appetite (33%), vomiting (20%), constipation (14%), pyrexia (14%), fatigue (13%), muscle spasms (11%) and weight decreased (10%). It was reported that 88% patients experienced Grade 3 or above AEs, which were thrombocytopenia (80%), neutropenia (28%), anemia (22%), asthenia (6%), pneumonia (6%), hypokalemia (5%), febrile neutropenia (3%), abdominal pain (3%), diarrhea (3%) and renal failure chronic (3%).  There were 5 deaths in the study, but the investigators did not find any of them to be related to treatment.

Figure 4 – Abexinostat and Approved HDACs† Grade 3 and 4 AE %

Investigators in the PCYC-1401 Phase 2 study attributed the difference in the toxicity profiles of abexinostat between PCYC-0403 and PCYC-1401 to the differences in dosing schedules used. Abexinostat, when administered on a 2-weeks-on/1-week-off schedule in PCYC-1401, was associated with higher rates of Grade 3 or over hematologic events. In contrast, the 1-week-on / 1-week-off schedule used in PCYC-0403 was associated with lower rates of high-grade hematologic toxicities.

Preliminary Efficacy Data. Preliminary efficacy of abexinostat were evaluated in the PCYC-1401 Phase 2 study and the PCYC-0403 Phase 2 study. The primary endpoint of the PCYC-0403 Phase 2 study and the primary endpoint of the PCYC-1401 Phase 2 study were both objective response rate (“ORR”), which is the proportion of patients in whom a complete response or a partial response, as defined by standard disease-specific criteria for the applicable disease category, is observed. In both trials, patients with NHL (including FL) were evaluated for clinical response with the International Working Group Revised Response Criteria for Malignant Lymphoma. Under such response criteria, “complete response” is defined as complete disappearance of all detectable clinical evidence of disease and disease-related symptoms and “partial response” is defined as regression (i.e. reduction) of measurable disease and no new sites, which includes requirements such as at least a 50% decrease in sum of the product of the diameters of up to six of the largest dominant nodes or nodal masses.

Under the same response criteria, the PCYC-0403 Phase 2 trial showed 64% ORR in FL with a week-on-week-off dosing schedule (among 14 FL patients, 1 complete response (7%) and 8 partial responses (57%)). The PCYC-1401 Phase 2 trial showed a 56% ORR in FL with a 2-weeks-on-1-week-off dosing schedule (among 16 FL patients, 1 complete response (6%) and 8 partial responses (50%)). The PCYC-1401 Phase 2 study also showed 31% ORR in DLBCL (among 16 DLBCL patients, 1 complete response (6%) and 4 partial responses (25%)).

Ongoing Clinical Studies of Abexinostat

We are conducting six ongoing clinical trials and plans to start one additional trial in 2020. We pay for all the trials and supplies abexinostat free of charge. Janssen supplies Imbruvica used in the combination trial free of charge. For all potentially pivotal trials, we retain qualified Contract Research Organizations such as PPC to manage the operational details, including managing and interacting with hospitals and physicians. For non-pivotal trials, we manage the operational details and works directly with hospitals such as University of California at San Francisco and Memorial Sloan Kettering Cancer Center and the physicians.

Abexinostat, in combination with Pazopanib, in Renal Cell Carcinoma (XYN-602)

We are also investigating the use of abexinostat, in combination with pazopanib, to treat patients with RCC, which is the most common type of kidney cancer in adults. While pazopanib and other VEGF-targeting agents have shown significant clinical activity in multiple tumor types, resistance to pazopanib almost universally results. A team of investigators at UCSF conducted a Phase 1b open-label trial of abexinostat in combination with pazopanib in heavily pre-treated patients with RCC. In the trial, this combination therapy resulted in 10.5 months of median DOR, or duration of response, in patients who experienced pazopanib-refractory RCC.

Pazopanib and Treatment Resistance. Pazopanib is a molecular targeted therapy for treating RCC, one of the standards of care currently available. Pazopanib belongs to a class of drugs known as VEGF tyrosine kinase inhibitor. It works by decreasing the blood supply to the cancer tumor to slow tumor growth. However, it is found that proangiogenic, VEGF-driven tumors adapt to the presence of angiogenesis inhibitors, thus functionally evading the therapeutic effect and leading to treatment resistance. Resistance to pazopanib after treatment is common.

HDAC Inhibitors’ Synergistic Effect and Potential to Reverse Treatment Resistance. It has been found that combining pazopanib and HDAC inhibitors could have synergistic effect in inhibiting activities of a variety of VEGF-driven tumors. The addition of HDAC inhibitors to pazopanib-resistant cancer cell lines in cell biology studies and mouse models also showed effect in reversing resistance. One of the implicated mechanisms is that the overexpression is driven by hypoxia and mediated by HDAC. HIF-1α, a potent proangiogenic factor, could directly regulate VEGF expression and perform post-translational stabilization function. As a result, HDAC inhibition significantly downregulates HIF-1α protein expression in hypoxic conditions.

Rationale for Combining Abexinostat with Pazopanib. It has been hypothesized that HDAC inhibitors could enhance pazopanib’s activities and reversing pazopanib’s treatment resistance. In addition, abexinostat is a pan-HDAC inhibitor with favorable pharmacokinetic profile and no drug-drug interactions are expected when abexinostat is combined with pazopanib because abexinostat and pazopanib have different metabolic pathways (pazopanib predominantly via CYP3A4 and abexinostat via glucuronidation). A combination of the general observation in HDAC inhibitors and certain properties demonstrated by abexinostat led to the initiation of a Phase 1b trial of abexinostat plus pazopanib in patients with advanced solid tumor malignancies, with an expansion cohort in RCC.

Preliminary Results of Combining Abexinostat and Pazopanib in RCC. The initial trial conducted by UCSF was designed as a Phase 1b, open-label, dose-escalation/expansion trial of abexinostat in combination with pazopanib. 51 patients with RCC were enrolled, including 30 with one or more lines of prior VEGF-targeting therapy. A key objective was to test the hypothesis that epigenetic modification with HDAC inhibition may provide the means to recapture response and reverse resistance to pazopanib in RCC and other solid tumor malignancies.

In this study, patient treatment responses and disease progressions were evaluated in accordance with the Response Evaluation Criteria in Solid Tumors, Version 1.1 (the “RECIST”). Under the RECIST guideline:

●	Complete Response, or CR, is defined as disappearance of all target lesions and any pathological lymph nodes (whether target or non-target) must have reduction in short axis to <10 mm.

●	Partial Response, or PR, means at least a 30% decrease in the sum of diameters of target lesions, taking as reference the baseline sum diameters.

●	Objective Response Rate, or ORR, is the proportion of patients with confirmed CR or confirmed PR.

●	Progressive Disease (PD), or disease progression, means at least a 20% increase in the sum of diameters of target lesions, taking as reference the smallest sum on study (this includes the baseline sum if that is the smallest on study) as well as an absolute increase of at least 5 mm or the appearance of one or more new lesions.

●	Stable Disease (SD), or disease stabilization, means neither sufficient shrinkage to qualify for PR nor sufficient increase to qualify for disease progression.

●	Objective Response means confirmed CR or confirmed PR.

●	Progression Free Survival, or PFS, is defined as the time from first study drug intake date to the earlier of the first date of radiological PD or death date (due to any reason)).

●	Overall Survival (OS) is defined as the time from the date of first study drug intake to the date of death (due to any reason)).

●	Duration of Response (DOR) is defined as the time from the first date of objective response to first date of radiological PD.

Of the 51 patients investigated, 43 had measurable diseases and were evaluable for response, five patients withdrew their consent for reasons other than progression before first tumor assessment, and three patients were removed as a result of dose-limiting toxicity in cycle one. Nine patients (21%) achieved objective tumor response: RCC (n = 6), thyroid cancer (n = 2), and mesothelioma (n = 1). Among the 10 patients who had experienced disease progression on prior pazopanib monotherapy, seven (70%) had tumor regressions while participating in the trial. Of 28 patients who were evaluable for response with prior progression on one or more VEGF-targeting therapies, 19 (68%) experienced tumor regressions on combination study treatment, including six patients (21%) with an objective tumor response. Patients had a median DOR of 9.1 months (range, 1.2 to ≥ 44 months) and clinical benefit rate, which is defined as the percentage of patients showed complete response and partial response plus stable disease over a six-month period over all patients was observed in 16 of 43 patients, or 37%. Overall, eight patients experienced disease stabilization or tumor response for >12 months, including five patients who remain on study treatment. The majority of patients with a response greater than six months had experienced disease progression on prior VEGF-targeting therapy. The figure below summarizes the ORR, clinical benefit rate, tumor regression rate (which is calculated as the percentage of patients whose tumors shrunk on treatments over all patients), and median DOR.

Figure 5 – Preliminary Efficacy Data of Abexinostat-Pazopanib Combination

 against VEGFi-Refractory Solid Tumors

The preliminary results from the trial conducted by the UCSF investigators demonstrated a 27% ORR in the heavily pre-treated patients with RCC, compared to the 10% ORR reported for pazopanib (as a monotherapy), in treating treatment naive RCC patients (i.e. patients who have never received RCC treatment before). Note that this comparison is not based on a head-to-head trial, therefore the data derived from these separate clinical studies may not be comparable and would not form a basis for claiming superiority of abexinostat in marketing.

Overall, 524 TEAEs were reported in 49 patients (96.1%). Fatigue was the most common AE reported (76.5% patients), followed by diarrhea (49% patients), anorexia (49% patients), and nausea (45.1% patients).

Grade 3 and above AEs were fatigue (16%), thrombocytopenia (16%), neutropenia (10%), anemia (10%), diarrhea (10%), and elevated AST/ALT (4%) and hypertension (2%). There were no episodes of febrile neutropenia or clinically significant bleeding. There were no treatment-related Grade 5 AEs. There were five deaths, all of which were attributed to disease progression.

Long-term Follow-Up Data of the Phase 1b Trial. On June 1, 2019, we, along with University of California, San Francisco reported long-term follow-up data of the Phase 1b trial of abexinostat in combination with pazopanib. Five treatment-refractory patients achieved durable PRs lasting for > 2 years duration, and one previously pazopanib-refractory patient with RCC remains on treatment with ongoing PR for > 6 years. Higher HDAC2 expression was associated with prolonged progression-free survival (median PFS 5.9 vs. 3.5 months, log-rank p = 0.02). Induction of histone acetylation on abexinostat lead-in treatment was associated with subsequent time to progression (p= 0.002). On-treatment plasma VEGF levels were inversely correlated with PBMC histone acetylation (p = 0.02). The long-term follow-up data indicate that markedly durable responses with abexinostat+pazopanib are achievable, including in patients with pazopanib- and VEGF-refractory RCC and other solid tumor malignancies. Host factors including HDAC expression and acetylation status may identify those most likely to benefit.

Possible Mechanistic Explanation. Mechanistically speaking, the putative mechanism of action via epigenetically mediated downregulation of HIF-1α and VEGF expression is supported by pharmacodynamic analyses. Downregulation of plasma VEGF levels—a direct transcriptional target of HIF-1α—was significantly correlated with induction of peripheral blood mononuclear cells histone acetylation, a validated biomarker of HDAC inhibition. HDAC2 is the central HDAC enzyme that directly regulates VEGF expression via binding to its promoter; inhibition of HDAC2 suppresses VEGF expression and angiogenesis. The differential mechanism of cellular localization and function may explain why expression of HDAC2, and not HDAC6, was strongly associated with durable treatment responses in this Phase 1b trial.

Current Development Activities and Plan. In July 2018, we began enrolling patients in a Phase 3 trial to test abexinostat in combination with pazopanib as the first-line or second-line treatments of RCC, head-to-head against pazopanib as a monotherapy. Patients will receive pazopanib orally daily on Days 1 to 28 of each treatment cycle and will receive 80 mg of abexinostat or placebo by mouth twice daily (BID), 4 hours apart, on Days 1 to 4, 8 to 11, and 15 to 18 of every 28-day cycle. This Phase 3 trial, initiated on September 5, 2018, is designed as a global trial and will be conducted in the U.S., six European countries, China and South Korea. This trial will enroll approximately 390 patients globally with locally advanced or metastatic RCC. The trial objectives include measurements of progression free survival (“PFS”), as the primary endpoint, ORR, DOR and OS, and incidence and severity of AEs and other safety parameters. The first patient was dosed on October 10, 2018 and we expect to complete this trial by the second half of 2023. Based on discussion of trial design with the FDA prior to study initiation in an end-of-Phase 2/Pre-Phase 3 Meeting held on March 16, 2018, we believe the trial has potential to support approval in the U.S. In addition, we have been granted the Fast Track designation for RCC by the US FDA in March 2019. In 2019, with limited funding, Xynomic adjusted this trial’s execution to (1) give China higher priority due to faster patient recruitment, and (2) reduce patient recruitment rate in other regions. China portion of this trial is expected to be completed by the fourth quarter of 2021, with the possibility of filing an NDA in China in first quarter of 2022 while the trial is still ongoing in other regions. As of the date of this report, this trial is being managed by Xynomic with support from PPC, a Contract Research Organization.

The following is a summary of major potentially pivotal trials, including abexinostat and its combination with pazopanib:

Figure 6 –Major Potentially Pivotal Trials

Abexinostat as a monotherapy in FL (XYN-601)

FL is the second most common subtype of non-Hodgkin’s lymphoma. HDAC plays important roles in tumor initiation, promotion, and progression. It has been shown that HDACs are significantly over-expressed in the tumor cells of FL. As an HDAC inhibitor, we believe that abexinostat has the ability to remodel the chromatin, thus enabling certain silenced genes (tumor suppressor genes, such as p53, p21, Bak) to become re-activated while simultaneously silencing certain oncogenes (such as HER2, Raf-1, VEGF, Telomerase). In this process, normal cells are generally not being affected. For this reason, we are testing whether abexinostat could be a suitable therapeutic agent against FL by inhibiting the over-expression of HDACs in the tumor cells of FL.

In the PCYC-0403 Phase 2 study, a total of 30 patients were enrolled, 16 of which are patients with FL. The primary objective of this Phase 2 trial was ORR. Data from this trial involving showed durable complete and partial responses. Overall, ORR was 64% (9/14) for the 14 evaluable FL patients (or 56% (9/16) for intent-to-treat FL patients). These responses appear to be durable, with a 20.5 months median PFS. PFS, or progression free survival, means the time period from first study drug intake to tumor progression or death from any cause, as measured under the applicable response criteria, in this case, the International Working Group Revised Response Criteria for Malignant Lymphoma. Abexinostat was given orally twice daily at 45mg/m2 on a 4-week cycle for 7 days/week every other week, i.e. week-on-week-off.

Figure 7 – Significantly Improved Progression-Free Survival

The PCYC-1401 Phase 2 trial used 2-weeks-on-1-week-off dosing. In this study, 16 patients with FL showed an ORR of 56%, measured under the same response criteria as used in the PCYC-0403 Phase 2 trial. The overall observed safety profile of all patients in the PCYC 1401 Phase 2 trial (2-weeks-on-1-week-off dosing) was not as good as the week-on-week-off trial in PCYC-0403 Phase 2 study. See “Abexinostat— Key Findings of Prior Trials on Abexinostat— Preliminary Safety Data.”

Based on the clinical results from the two independent studies described above, in July 2018, we started enrolling patients in a Phase 2 trial to test abexinostat as a fourth-line monotherapy of FL. Designed as a single arm trial, this trial will enroll approximately 120 patients in the U.S. and Europe with R/R FL who have undergone at least three lines of therapy. Patients will receive 80 mg (4 × 20 mg tablets) abexinostat twice daily, orally, 4 hours apart for 7 days in a “one week on, one week off” schedule (on Days 1 to 7 and Days 15 to 21 of each 28-day cycle). Trial objectives include measurement of ORR, as the primary endpoint, DOR, PFS, OS, and incidence and severity of AEs and other safety parameters. Based on discussion of trial design with the FDA in a pre-IND meeting held on April 18, 2018, we believe the trial has potential to support accelerated approval in the U.S. This Phase 2 trial is being managed by us and is expected to be completed by 2024.

Abexinostat, in combination with Imbruvica®, in R/R DLBCL or R/R MCL (XYN-603)

Mantle Cell Lymphoma (MCL). MCL has an annual incidence of approximately 6,500 in G7 countries, according to DR/Decision Resources, LLC. Ibrutinib has been approved by the FDA for relapsed MCL and has response rates of 60-70% and median duration of response of 18 months. Abexinostat as a mono therapy has been shown to have response rate of 15.4% (7.7% complete response and 7.7% partial response) in r/r MCL patients. Researchers at MSKCC are testing whether abexinostat/Imbruvica combo could potentially improve response rates and duration of responses in r/r MCL patients, subject to the assessment upon the completion of the trial.

Diffuse Large B-Cell Lymphoma (DLBCL). DLBCL is the most common aggressive non-Hodgkin’s lymphoma (NHL) subtype according to the Leukemia & Lymphoma Society (LLS). Researchers at MSKCC have shown preclinical data demonstrating that dual targeting of Bruton’s tyrosine kinase (BTK) in the BCR pathway with ibrutinib and inhibition of MyD88-driven NF-kB activation with a HDAC inhibitor lead to synergistic anti-lymphoma activity in MyD88 mutated, ABC-subtype DLBCL both in vitro and in vivo.

Rationale for Combining Abexinostat with Imbruvica®.Imbruvica® is an innovative BTK inhibitor. When Imbruvica® is used in combination with abexinostat, pre-clinical data have demonstrated that dual targeting of BTK in the BCR pathway with Imbruvica® and inhibition of MyD88-driven NF-kB activation with a HDAC inhibitor results in synergistic anti-lymphoma activity in MyD88 mutated, ABC-subtype DLBCL, both in vitro and in vivo.

It is suggested that mechanistically, when Imbruvica® inhibits BTK in the BCR pathway, it leads to decreased NF-kB activation and, when the HDAC inhibitor inhibits STAT3, it leads to down-regulation of MyD88 expression, thereby decreasing TLR signaling and NF-kB activation, as illustrated in Figure 8 below.

Figure 8 – Illustration of Mechanism of Action of the BTKi-HDACi Combo

Source: Zhijian Liu et al., J Immunol 184: 244-54, 2010

Current Development Activities and Plan.

This trial is ongoing and is in partnership with Janssen and Memorial Sloan Kettering Cancer Center (“MSKCC”). This trial will enroll approximately 40 patients to assess the safety and efficacy of the combination in patients with r/r MCL or r/r DLBCL. The primary purposes of this trial are to determine dose limiting toxicities associated with this combination therapy, evaluate adverse and serious adverse drug reactions associated with this combination therapy, and obtain preliminary efficacy measures including ORR, DOR, PFS, and OS. This trial will also explore the biologic predictors of response and resistance to dual BCR and HDAC inhibition. Janssen is providing Imbruvica® as part of the collaboration, with us providing abexinostat and financial support for the trial. The trial is being conducted by investigators at MSKCC.

Abexinostat, in combination with Keytruda®, in Multiple Solid Tumors (XYN-604)

We are also investigating abexinostat in combination with Keytruda®, a humanized antibody used in cancer immunotherapy, for the treatment of multiple solid tumors. Keytruda® is an IgG4 isotype antibody that blocks a protective mechanism of cancer cells, and allows the immune system to destroy those cancer cells.

Immunotherapy. Immunotherapy is a type of cancer treatment that boosts the body’s immune system function to fight cancer. It uses substances made by the body or in a laboratory to improve or restore immune system function. Immunotherapy may work by stopping or slowing the growth of cancer cells or stopping cancer from spreading to other parts of the body or helping the immune system work better at destroying cancer cells. Normally, the immune system is capable of recognizing and eliminating tumor cells; tumors, however, are sometimes able to evade the immune response through alteration of regulatory checkpoint pathways. One of these pathways is driven by programmed cell death protein 1, or PD-1, a receptor that is expressed on immune T-cells. The immune system responds to the cancer by blocking these pathways with specific antibodies called immune CPIs. Once the immune system is able to find and respond to the cancer, it can stop or slow cancer growth.

Rationale for Combining Abexinostat with Keytruda®. Keytruda® is a CPI, which blocks the PD-1 receptor signaling axis in patients with advanced solid tumors. Keytruda®, while effective, has significant limitations including low ORR (~20%) and drug resistance issues. Epigenetic modifying agents such as HDAC inhibitors have been reported to have the potential to counteract some of the mechanisms of resistance to CPI treatment. Among various changes observed in the microenvironment include up-regulation of PD-L1 expression, down-regulation of forehead box P3 regulatory T cells, induction of effector T cells expressing interferon-gamma, among other mechanisms.

Current Development Activities and Plan. On July 25, 2018, we initiated a Phase 1b clinical trial of abexinostat, in combination with Keytruda®, in patients with multiple solid tumors. In this Phase 1b trial, dose escalation/expansion of abexinostat in combination with Keytruda® will be explored in patients with prior progression on Keytruda® or other CPI treatments. In dose escalation, two dose levels of abexinostat will be evaluated in combination with Keytruda®. Following determination of the maximally tolerated and recommended Phase 2 dose of abexinostat, dose expansion will proceed in two parallel cohorts (n = 15 patients each): (A) patients with primary resistance to prior anti-PD-1/PD-L1 treatment, defined as disease progression within six months of starting prior CPI treatment without an objective response, and (B) patients with acquired resistance, defined as treatment duration on prior CPI treatment for greater than six months with evidence of clinical benefit (tumor regression or disease stabilization) with subsequent disease progression. Standardized review of scans obtained before and during prior treatment with CPI will be used to assign cohort. Enrollment in the two patient cohorts will proceed in parallel. We plan to enroll approximately 42 patients in the U.S. On August 30, 2019, we reported encouraging interim data. A total of 7 patients with prior progression on anti-PD1/PD-L1 treatment were enrolled in the dose escalation portion of the study. Tumor types included melanoma (N = 3), urothelial carcinoma (N = 2), neuroendocrine carcinoma (N = 1), and esophageal squamous cell carcinoma (N = 1). The median number of lines of prior systemic therapy was 3. Median age of patient population was 61. In the two dose levels tested (abexinostat 30 mg/m2 and 45 mg/m2 on days 1-4, 8-11 in combination with pembrolizumab 200 mg IV on day 1), there were no dose-limiting toxicities. The maximally tolerated dose was not reached, and the recommended Phase 2 dose is abexinostat 45 mg/m2 BID on days 1-4, 8-11 of a 21 day cycle in conjunction with pembrolizumab 200 mg IV on day 1. There were no treatment-related grade ≥ 3 or serious adverse events. The most common Grade 1-2 adverse events were diarrhea (N = 3), rash (n = 2), thrombocytopenia (n = 1), and dysgeusia (n = 1). 2 out of 7 patients (29%) experienced stable disease for > 6 months. 1 of these 2 patients has pembrolizumab-refractory urothelial carcinoma and remains on treatment for 6+ months with ongoing 20% reduction in tumor size from baseline.

Abexinostat as a Monotherapy against R/R DLBCL in China (XYN-606)

We are conducting a clinical trial using abexinostat as a monotherapy against R/R DLBCL in China. A Phase 2 trial conducted by Dr. Vincent Ribrag and others showed a 31% ORR when abexinostat was used as a single agent against DLBCL. Based on these data and the fact that DLBCL has a much higher prevalence in China than in the West, we decided to test abexinostat as a single agent against DLBCL in China. We plan to enroll approximately 144 patients who have been through two or more lines of treatment. This trial will have a single arm and will use ORR as the primary end point. Based on written communication we had with the CDE in September 2018, we believe that the data from this planned Phase 2 trial has potential to support approval in China. On July 24, 2019 we received approval from NMPA to start this pivotal clinical trial in China. This trial is ongoing. In addition to and before the planned data analysis upon completion of this trial, upon collecting data from the first 85 patients (expected to be completed by third quarter 2021), we will conduct an interim data analysis. Should the interim data demonstrate superior therapeutic effect over pre-determined benchmark, such analysis could potentially lead to an earlier submission of a New Drug Application to the CDE.

Figure 9 – Abexinostat as a monotherapy against R/R DLBCL in China

Abexinostat as a Monotherapy against R/R FL in China (XYN-605)

We are conducting a clinical trial using abexinostat as a monotherapy against R/R FL in China. We test abexinostat in China using a slightly different approach since very few FL patients in China have been through three or more lines of treatment. Instead of testing patients who have been through three or more lines of treatment, we are conducting a trial on patients in China who have been through two or more lines of treatment. This trial will enroll approximately 81 patients and patient enrollment is expected to be completed by first quarter 2023. Based on written communication we had with the CDE in September 2018, we believe that the data from this Phase 2 trial has potential to support approval in China. On July 24, 2019 we received approval from NMPA to start this pivotal clinical trial in China. In addition to and before the planned data analysis upon completion of this trial, upon collecting data from the first 37 patients (expected to be completed by third quarter 2021), we will conduct an interim data analysis. Should the interim data demonstrate superior therapeutic effect over pre-determined benchmark, such analysis could potentially lead to an earlier submission of a New Drug Application to the CDE.

Figure 10 – Abexinostat as a monotherapy against R/R FL in China

Planned Clinical Trials of Abexinostat

In addition to the six ongoing clinical trials discussed above, we intend to initiate the following two clinical trials in 2020.

Abexinostat, in combination with pazopanib, in patients with thyroid cancer, sarcoma, and ovarian cancer. This Phase 1b clinical trial is a continuation of the previous Phase 1b trial of abexinostat/pazopanib in patients with renal cell carcinoma. This continuation will further explore the epigenetic synergy of abexinostat, a HDAC inhibitor, and pazopanib, a VEGF inhibitor, in treating thyroid cancer, sarcoma, and ovarian cancer. This trial will enroll approximately 50 patients in the U.S.

Abexinostat, in combination with Ibrance® (palbociclib) and fulvestrant, in patients with antiestrogen refractory ER+, HER2- breast cancer and gynecological metastatic tumors. Studies of genes and pathways affected by HDAC inhibitor treatment suggest a deregulation of CDK inhibitors, leading to the hypothesis that combinational therapeutic treatment of HDAC inhibitors with inhibitors of specific CDK such as Ibrance® may represent a new therapeutic approach to the treatment of breast cancer and gynecological tumors. This Phase 1 trial, estimated to be completed in approximately 3 years, will enroll approximately 50 patients in the U.S. to explore potential clinical benefits for breast cancer and gynecological tumors of synergistic relationships between HDAC and CDK inhibitors.

XP-105 and Development Strategies for XP-105

Background of mTOR Inhibitors

mTOR, or mammalian target of rapamycin, is a serine/threonine-specific protein kinase. mTOR acts as a “master regulator” of human protein synthesis by integrating a number of signaling pathways. It helps normal cells sense nutrients and control cell proliferation and metabolism. However, in many forms of cancer, mTOR also reprograms cells to aberrantly divide, invade and metastasize.

mTOR regulates cellular metabolism, growth, and proliferation by forming and signaling through two protein complexes, mTORC1 and mTORC2. The following figure illustrates different mTOR inhibitors’ mechanism of action.

Figure 11 – mTOR Inhibitors’ Mechanism of Action

Source: Boehringer Ingelheim

Mechanism of action of mTOR inhibitors. Abbreviations: IRS-1, insulin receptor substrate 1; PI3K, phosphatidylinositol-3-kinase; AKT, protein kinase B; mTOR, mammalian target of rapamycin; PTEN, phosphatase and tensin homologue; S6K1, S6 kinase 1; 4E-BP1, eIF4E-binding protein 1.

The most established, first generation mTOR inhibitors are so-called “rapalogs” (rapamycin and its analogs), including temsirolimus (Torisel®, Pfizer) and everolimus (Afinitor®, Novartis), which have shown tumor responses and approved as treatments against certain tumor types. However, rapalogs only showed modest clinical activity against various tumors, which has been attributed to their partial inhibition of mTORC1 signaling, the lack of mTORC2 inhibition and/or rapid re-activation of pathway signaling (pAKT) via release of negative feedback.

The second generation of mTOR inhibitors inhibit both mTORC1 and PI3K. The PI3K and mTORC1 dual inhibitors inhibit both upstream and downstream of Protein kinase B (PKB) (also known as AKT), thus avoiding the negative feedback loops that occur with rapalogs. This class of inhibitors displays generally more potent apoptotic activity than rapalogs, but safety and toxicity might be a potential drawback as off-target effects might occur.

The third generation mTOR inhibitors, such as XP-105 (BI 860585), are those mTOR inhibitors that block the activities of both mTOR complexes (i.e. mTORC1 and mTORC2). In preclinical studies, these inhibitors displayed higher anti-proliferative and pro-apoptotic activity as well as more complete inhibition of mTORC1 outputs compared with rapalogs. The toxicity and safety is expected to be better than those of the 2nd generation of mTOR inhibitors. Compounds with dual inhibiting characteristics, such as XP-105, sapanisertib (codenamed INK128) and AZD-2014 have entered clinical trials as potential anti-tumor therapies.

Key Findings of Prior Trial

Phase 1 Clinical Trial of XP-105. In September 2013, BII initiated a Phase 1 trial on XP-105 (the “NCT01938846 Trial”), aiming to determine the maximum tolerated dose (“MTD”) of XP-105 as a single agent or combined with exemestane or paclitaxel in patients with advanced solid tumors. This study had three treatment arms, all in 28-day cycles. In Arm A, XP-105 was tested as a single-agent on 41 patients at dosing levels from 5 to 300 mg/day. In Arm B, XP-105 in combination with fixed-dose exemestane at 25 mg/day was tested on 25 patients at dosing levels from 40 to 220 mg/day. In Arm C, XP-105 in combination with paclitaxel at 60 or 80 mg/m2/week was tested on 24 patients at dosing levels from 80 to 160 mg/day. MTD was defined as the highest dose at which less than one out of six patients experience a dose-limiting toxicity (DLT) during cycle 1. Platelet-rich plasma was used as a surrogate tissue for target engagement; lysates were analyzed via ELISA. Treatment was continued unless progressive disease or unacceptable toxicity. The disease control rate, including complete response, partial response plus stable disease, in Phase 1 are 58% in combination with paclitaxel, 28% in combination with exemestane, and 20% as monotherapy.

Preliminary Safety Data. Preliminary safety data from the NCT01938846 Trial (measured in Grade and AE occurrence percentage among the trial subjects) for each of the three arms is listed in the figures below.

Figure 12 – Arm A XP-105 as a Single Agent

Treatment Related AEs Summary (n = 41 patients)*

* No treatment related Grade 5 AE was reported in Arm A

Figure 13 – Arm B XP-105 in Combination with Exemestane

Treatment Related AEs Summary (n = 25 patients)*

* No treatment related Grade 4 or 5 AEs were reported in Arm B.

Figure 14 – Arm C XP-105 in Combination with Paclitaxel

Treatment Related AEs Summary (n = 24 patients)

In Arm A, 5 patients (12.2%) had an AE leading to death, with none of the events considered related to the study treatment. 22 patients (53.7%) were reported with an SAE, the most frequent of which comprised malignant neoplasm progression (4 patients, 9.8%), central nervous system metastases (2 patients, 4.9%) and general physical health deterioration (2 patients, 4.9%). 13 patients (31.7%) were reported with AEs leading to treatment discontinuation. In Arm B, 4 patients (16.0%) had an AE leading to death, with none considered related to the study treatment. 10 patients (40.0%) were reported with an SAE, the most frequent of which comprised malignant neoplasm progression (2 patients, 8.0%). 9 patients (36.0%) were reported with AEs leading to treatment discontinuation. In Arm C, no patient had an AE leading to death. 13 patients (54.2%) were reported with an SAE, the most frequent of which comprised decreased appetite, dehydration and pulmonary embolism (each 2 patients, 8.3%). 13 patients (54.2%) were reported with AEs leading to treatment discontinuation.

In this Phase 1 study, MTD was determined to be 220 mg/day for XP-105 monotherapy. At MTD, AEs were mostly mild or moderate and reversible, and consistent with the mode of action of the compound. MTD was also determined for the combination with exemestane or with paclitaxel. Preliminary PK analysis showed a dose proportional PK profile up to 220 mg, with no food effect or drug interaction with exemestane or paclitaxel.

Preliminary Efficacy Data. In the NCT01938846 Trial, preliminary efficacy studies were conducted in varied tumor types with XP-105 as the single agent and in combination with other therapies in patients heavily pre-treated or progressing on rapalogs, using the Response Evaluation Criteria In Solid Tumors criteria, or RECIST, version 1.1. Complete or partial responses, as defined under the RECIST, were observed with the combinations in ER+ breast cancer (including a patient who progressed on mTORC1 inhibitor with IGF1-R mAb + exemestane), uterine carcinoma, and bladder cancer. In Arm A (X-105 as a single agent), disease control rate (i.e. the percentage of patients showed objective (complete or partial) response or disease stabilization) was 19.5% (no objective response, 8 stable diseases). In Arm B (X-105 combined with exemestane), disease control rate was 28.0% (4 partial responses, or 16.0%; 3 stable diseases, or 12.0%). In patients treated with XP-105 and paclitaxel (Arm C), objective response was reported for 5 patients (20.8%; 1 complete response and 4 partial responses); stable disease was reported for 9 patients (37.5%). In Arm C the median duration of objective response was 5.29 months (25th percentile 3.65 months, 75th percentile 9.30 months) and the median duration of disease control (objective response plus stable disease) was 7.46 months (25th percentile 7.10 months, 75th percentile 11.14 months).

Preliminary biomarker analysis (for target engagement) in platelet-rich plasma collected in the NCT01938846 Trial provided evidence that tolerable doses (i.e. 120-220 mg) of XP-105 may lead to inhibition of both mTORC1 and mTORC2 signaling. In the high dose group (120-220 mg) in Arm A, reduced pAKT/AKT and p4E-BP1/4E-BP1 ratios (up to ~50%) within 3 hours after dosing were observed and such reduced ratios lasted up to 24 hours; for the low dose group (5-80 mg), no strong trend for inhibition of pAKT and p4E-BP1 was observed. Patients in Arm B were given oral XP-105 combined with exemestane. Patients in Arm C were given oral XP-105 combined with paclitaxel. In both Arm B and C, a trend consistent with what was observed in Arm A for pAKT/AKT was observed in all analyzed dose groups; no similar trend for inhibition of p4E-BP1/4E-BP1 was observed.

XP-105 Development Strategies

XP-105 in Combination with Chemotherapy. Preclinical data generated by BII in tumor xenograft models showed that the combination of XP-105 with standard-of-care chemotherapeutic agents such as pegylated liposomal doxorubicin, paclitaxel, cisplatin, etoposide, topotecan and docetaxel could enhance tumor growth inhibition and induction of tumor regressions. In ovarian cancer, pre-clinical studies have shown that XP-105, together with pegylated liposomal doxorubicin, resulted in tumor regressions and prolongs growth control. Similarly, in small cell lung cancer, pre-clinical studies have shown that XP-105, combined with cisplatin/etoposide (first-line standard-of-care) or paclitaxel (second-line standard-of-care), resulted in tumor regressions.

In Arm C of the NCT01938846 Trial where patients were treated with XP-105 and paclitaxel, a chemotherapy agent, objective response was reported for 5 patients (20.8%; 1 complete response and 4 partial responses); disease control was reported for 14 patients (58.3%). The median duration of objective response was 5.29 months (25th percentile 3.65 months, 75th percentile 9.30 months) and the median duration of disease control was 7.46 months (25th percentile 7.10 months, 75th percentile 11.14 months).

Based on the pre-clinical studies and clinical trial data generated by BII, we plan to design and conduct a Phase 2 clinical trial of XP-105 in combination with paclitaxel to test the safety and efficacy of such combination in metastatic breast cancer patients. This trial will apply a dosage regimen based on the data from the NCT01938846 Trial.

XP-105 in Combination with Targeted Agents. Pre-clinical studies conducted by BII demonstrated the combination potential of XP-105 with novel agents targeting endocrine signaling, cell cycle, integrin signaling, growth factor receptor signaling and angiogenesis. Certain combinations have shown enhanced effect in vitro and/or tumor growth inhibition and induction of tumor regressions in vivo.  In a colorectal cancer model, pre-clinical studies have shown that XP-105, combined with XP-102 (formerly known as BI 882370), resulted in enhanced tumor growth control. In an HR+ breast cancer model, pre-clinical studies have shown that XP-105 together with letrozole (Aromatase inhibitor) or palbociclib (CDK4/6 inhibitor) resulted in tumor regressions and prolonged growth control. Similar pre-clinical studies have shown that XP-105, combined with BI 853520 (FAK inhibitor), resulted in enhanced tumor growth control in an ovarian cancer model.

Based on the pre-clinical data generated by BII, we plan to design and conduct a Phase 1b clinical trial to assess the efficacy, safety, and tolerability of combination of XP-105/ XP-102 (formerly known as BI 882370) in advanced cancer patients harboring BRAF V600E mutation. This study will enroll patients with metastatic colorectal cancer with BRAF V600E mutation. If the results demonstrate that such combination is feasible, we will further test the efficacy, safety, and tolerability of triplet regimen of XP-105/XP-102/cetuximab in this patient population.

We will actively seek additional therapeutic opportunities for XP-105 in areas with unmet medical needs.

As of the date of this Annual Report, we have not yet initiated any clinical studies of XP-105.

Pre-Clinical Drug Candidates

Our development pipeline also includes pre-clinical drug candidates: XP-102 (also known as BI 882370), XP-103 and XP-104.

XP-102 (BI 882370)

XP-102 is a second generation potent and selective pan-RAF inhibitor that binds to the DFG-out (inactive) conformation of the BRAF kinase. It is an oral small molecule drug candidate that we are developing for the potential treatment of colorectal cancer, melanoma, non-small cell lung cancer, hairy cell leukemia, and potentially other cancer types. We obtained patent ownership and worldwide exclusive licenses to XP-102 for all human and non-human diagnostic, prophylactic, and therapeutic uses, including therapeutic uses targeting hematological and solid tumors, from Boehringer Ingelheim.

Background of BRAF Inhibitor. Hyperactivation of the MAPK signaling pathway due to increased transducer expression (based on focal gene amplification) or higher intrinsic activity (due to gain-of-function point mutations, deletions, or chromosomal rearrangements) contributes to the pathogenesis of a wide range of solid tumors as well as hematologic malignancies. Nevertheless, marketed first generation BRAF inhibitors such as vemurafenib and dabrafenib often lead to progression of skin lesions. Furthermore, majority of patients treated with combination therapy of RAF-MEK inhibitors still develop secondary resistance over the course of a few months of treatment.

In contrast to dabrafenib, a marketed first generation BRAF inhibitor, X-ray crystallography has shown that XP-102 binds to the ATP binding site of the kinase positioned in the “DFG-out” conformation, enabling an aromatic T-stacking interaction that may contribute to the high cellular activity of XP-102. In addition, XP-102 was tested in multiple mouse models of BRAF-mutant colorectal cancer (“CRC”) and melanomas and at 25 mg/kg twice daily showed superior anti-tumor activity compared with dabrafenib, trametinib, or vemurafenib, a marketed BRAF inhibitor in both the Colo-205V600V/E model and HT-29V600V/E model. In a drug resistance model, XP-102 in combination with trametinib resulted in more pronounced regressions, and resistance was not observed during five weeks of second-line therapy. In terms of preliminary safety data, a pilot study in rats (up to 60 mg/kg daily for two weeks) did not uncover significant toxicity in terms of clinical chemistry, hematology, pathology, and toxicogenomics. These pre-clinical data indicate the potential feasibility of developing novel compounds that provide an improved therapeutic window compared with first-generation BRAF inhibitors, resulting in more pronounced and long-lasting pathway suppression and thus improved anti-tumor activity.

Recent Pre-Investigaional New Drug (“IND”) Meeting with U.S. FDA for XP-102. On June 12, 2019, we held a pre-IND meeting with the U.S. FDA for the XP-102. The FDA addressed our questions related to chemistry, manufacturing, and controls (“CMC”), nonclinical and clinical protocol, and provided valuable advice on overall clinical development plan to advance XP-102. The FDA also provided advice on regulatory strategies that will support the XP-102 clinical development. We are on track to file this IND application in the first half of 2020 and expect to initiate Phase I clinical trial of XP-102 against colorectal cancer and lung cancer in the first quarter of 2021.

XP-103

Internally discovered by us, XP-103 is a dual inhibitor of tropomyosin receptor kinases, or TRK, and Fra-1 enzymes currently in lead optimization stage. The global patent of XP-103 has been filed in December 2018.

XP-104

Internally discovered by us, XP-104 is a rearranged during transcription, or RET, inhibitor being investigated for use against multiple tumors, especially tumors that have developed resistance against other targeted therapies. We are in preparation to initiate animal studies.The global patent of XP-104 was filed in September 2018. The animal studies of XP-104 is under preparation and in discussion with contract research organizations. We plan to launch the animal studies of XP-104 in 2020.

Intellectual Property

Exclusive License Agreement with Pharmacyclics Relating to Abexinostat

On February 23, 2017, Xynomic Pharma entered into a license agreement with Pharmacyclics LLC (“Pharmacyclics”), a subsidiary of AbbVie Inc. (“AbbVie”). Under this license agreement, we obtained an exclusive worldwide license or sublicense under certain patents and know-how to exploit, make, import, use, sell, research, develop, commercialize, register, manufacture, and export abexinostat. This worldwide exclusive license covers all human and non-human diagnostic, prophylactic, and therapeutic uses of abexinostat, including therapeutic uses targeting hematological and solid tumors. We also obtained the right to grant sublicenses to its affiliates and other third parties subject to Pharmacyclics’ prior written consent. In connection with the license, Pharmacyclics also assigned to us certain of its clinical supply agreements, which obligates us to supply abexinostat to patients who are continuing on previously started trials. Pursuant to the license agreement with Pharmacyclics, we have obtained the full worldwide decisional power with respect to development of the licensed products, while Pharmacyclics agreed to wind up and close all clinical trials it sponsored prior to the effective time of the license agreement. We are obligated to use commercially reasonable efforts to develop, obtain and maintain regulatory approvals for, and commercialize at least one licensed product for use in the United States and certain other major market countries. Pharmacyclics initially obtained the intellectual property rights to abexinostat per an assignment agreement dated April 7, 2006 by and between Pharmacyclics and Celera Genomics, a business unit of Applera Corporation (the “Celera Assignment Agreement”). We agree to meet obligations of Pharmacyclics under the Celera Assignment Agreement relating to the development, manufacture and commercialization of abexinostat (including reporting obligations) and prosecution, maintenance and enforcement of the Applera intellectual property covering abexinostat.

Under the terms of the agreement with Pharmacyclics, we made an upfront payment of $3,500,000 to Pharmacyclics, in two installments: (i) first an amount equal to $2,000,000 within 10 business days after the effective date, and (ii) second, an amount equal to $1,500,000 within 60 business days of the effective date. We may be required to make milestone payments of up to $14,000,000 to Pharmacyclics for the achievement of certain development and regulatory milestone events. In addition, we will pay Pharmacyclics royalties at a percentage rate in the high-teens on the net sales of the licensed products in the licensed territory (namely, worldwide) during each calendar year during the royalty term. The royalty term commences from the first commercial sale and lasts until the expiration of the last-to-expire Pharmacyclics patent covering the licensed product or the exploitation thereof, on a product-by-product and country-by-country basis. The abexinostat tosylate composition of matter patent is expected to expire on March 3, 2034 in the United States, Europe, China, and Japan. The license agreement with Pharmacyclics will remain in effect until the expiration of the royalty term and may be early terminated by either party for the other party’s uncured material breach, bankruptcy, insolvency, or similar event. Pharmacyclics has the right to terminate the agreement if we challenge Pharmacyclics’ patents or fails our diligent obligations to develop or commercialize the licensed product pursuant to the license agreement with Pharmacyclics. In addition, we may terminate this agreement for convenience with advance written notice to Pharmacyclics. In the event this license agreement is terminated for any reason other than Pharmacyclics’ material breach, we will be responsible for continuing, at our cost for up to six months, to conduct clinical studies it conducts at the termination and transfer the control of the clinical studies to Pharmacyclics. If such transfer is expressly prohibited by a regulatory authority, we will continue to conduct such clinical studies to completion, at our cost.

Exclusive License Agreement with BII Relating to XP-105 (BI 860585)

On December 20, 2018, Xynomic Pharma entered into a licensing agreement with Boehringer Ingelheim International GmbH (“Boehringer Ingelheim” or “BII”). Pursuant to the agreement with BII, BII (i) granted us a worldwide, exclusive, royalty-bearing, and non-transferrable license to certain licensed patents and the related know-how controlled by BII or its affiliates to develop, manufacture, use and commercialize the compound known as BI 860585, a Phase 2 ready mTORC1/2 inhibitor, and the products containing XP-105; and (ii) agreed to assign to us the licensed patents after BII receives certain milestone payment from us. The worldwide exclusive license covers the use of XP-105 in diagnosis, prevention or treatment of any and all diseases or conditions in human or animals. We are entitled to sublicense our rights to any of its affiliates or third parties upon prior notice to BII, except that sublicense to any third party with respect to the United States and China shall obtain prior written consent of BII (which shall not be unreasonably withheld). Under the agreement, BII retains an exclusive, cost-free, perpetual, worldwide, transferrable and sublicenseable (in multiple tiers) right to use the licensed patents and licensed know-how to the extent those are also necessary to exploit other compounds and products and not only specifically related to XP-105 and/or the licensed product.

Under the agreement, we are obligated to use commercially reasonable efforts to achieve or cause the sublicensees to achieve certain development milestones and to commercialize the licensed products. BII committed not to develop (not including pre-clinical research activities) or commercialize any chemical entities covered under the licensed patents for any oncology indications worldwide during the term of the agreement without prior written consent of us. In the event that we commence clinical trials or commercializes any product that modulates the same target (mTOR) as our primary mechanism of action and are developed for the same indication as XP-105 or licensed product under the agreement, BII shall be entitled to take certain actions with respect to amending the license it has granted to us under the agreement with BII.

Under the terms of the agreement with BII, we will make an upfront payment of $1,000,000 to BII. In addition, we may be required to make milestone payments up to $17,000,000 to BII for the achievement of certain development milestone events. We will pay to BII tiered royalties at percentage rates in high-teens up to 20%, subject to certain royalty reductions, on the global annual net sales of licensed products on a product-by-product and country-by-country basis during the royalty term. Royalty term commences from the first commercial sale of such licensed product in such country until the later of (i) the date on which such licensed product is no longer covered by a valid claim of the licensed patents, (ii) the expiration of regulatory exclusivity of the licensed product in such country in the indication, or (iii) the tenth anniversary of the first launch of the respective licensed product in the country in the indication (provided the licensed know-how is still proprietary, or such licensed know-how is no longer proprietary owing to a breach of our confidentiality obligations). The composition-of-matter patent is expected to expire on August 6, 2031 in the United States and on January 25, 2031 in China, Japan, Germany, France, United and certain other European countries.

The agreement with BII will remain in effect until the expiration of the royalty term on a product-by-product and country-by-country basis and may be earlier terminated by either party for the other party’s uncured material breach. We have the right to terminate the agreement for convenience with prior written notice to BII. BII also has the right to terminate the agreement if we directly or indirectly challenges the validity of the licensed patents in the legal proceeding.

Exclusive License Agreement with BII Relating to BI 882370

On August 16, 2017, Xynomic Pharma entered into a patent assignment and licensing agreement with BII. Pursuant to the agreement with BII, BII (i) assigned to us its patents/patent applications covering XP-102, known as BI 882370, a 2nd-generation pan-RAF inhibitor; and (ii) granted us a worldwide, exclusive, royalty-bearing, and non-transferable license to all know-how controlled by BII or our affiliates necessary for, or specifically related to, the discovery, development, manufacture, commercialization, or use of XP-102 and any family compound. The worldwide exclusive license covers the use of XP-102 in diagnosis, prevention, or treatment of any and all diseases or condition in human or animals. We are entitled to sublicense its rights to any of our affiliates upon prior notice to BII and to sublicense the rights to any third party in the United States and China with prior written consent of BII (which shall not be unreasonably withheld). Under the agreement, BII retains an exclusive, cost-free, perpetual, worldwide, transferrable and sublicenseable (in multiple tiers) right to use the assigned patents and assigned invention solely for BII’s and its affiliates’ internal pre-clinical research purposes.

We are obligated to use commercially reasonable efforts to achieve or cause its sublicensees to achieve certain pre-clinical and clinical development milestones and to commercialize the licensed products in the licensed field. In the event that we commence clinical trials or commercializes any product that modulates the same target (B-raf) as our primary mechanism of action and is developed for the same indication as the licensed product under the agreement, BII will be entitled to take certain actions with respect to amending the license it has granted to us under the agreement with BII.

Under the terms of the patent assignment and licensing agreement with BII, we made an upfront payment of $300,000 to BII. In addition, we may be required to make milestone payments up to $17,700,000 to BII for the achievement of certain development milestone events. We will pay to BII tiered royalties in the high-teens up to 20%, subject to certain royalty reductions, on net sales of licensed products on a product-by-product and country-by-country basis, during the royalty term. Royalty term commences from the first commercial sale of such licensed product in such country until the later of (i) the date on which such licensed product is no longer covered by a valid claim of the assigned patents and assigned invention, (ii) the expiration of regulatory exclusivity of the licensed product in such country, or (iii) the tenth anniversary of the first launch of the respective licensed product in the country, provided the licensed know-how is still proprietary, or such licensed know-how is no longer proprietary owing to a breach of its confidentiality obligations. The abexinostat tosylate composition of matter patent is expected to expire on March 3, 2034 in the United States, Europe, China, and Japan.

The patent assignment and licensing agreement with BII will remain in effect until the expiration of the royalty term on a product-by-product and country-by-country basis and may be earlier terminated by either party for the other party’s uncured material breach. We have the right to terminate the agreement for convenience with prior written notice to BII. BII also has the right to terminate the agreement if we directly or indirectly challenges the validity of the assigned patents in any legal proceeding.

Patents and Other Intellectual Property

We actively seek to aggressively protect the proprietary technology that is important to its business, including pursuing patents that cover our product candidates and compositions, their methods of use, and the processes for their manufacture, as well as any other relevant inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets and other know-how that may be important to the development of our business.

Our patent portfolio is composed of issued patents and patent applications in the major territories, including the U.S., Europe, Brazil, Japan, China, Canada, India, and Australia, and includes patents and patent applications that we own as well as licenses from other parties. These patents and patent applications cover various aspects of our product candidate pipeline.

For abexinostat, as of the date of this Annual Report, we have an exclusive license to 19 issued U.S. patents, three pending U.S. patent applications, 122 issued foreign patents, and 71 pending foreign patent applications. The Pharmacyclics license agreement related to abexinostat grants us exclusive, worldwide licenses under a portfolio of patents covering four broad areas: (1) directed to abexinostat, related compounds and processes for making compounds; pharmaceutical compositions and methods of treating diseases characterized by inhibition of hydroxamic acid-based small molecule histone deacetylase (“HDAC”) activities; (2) directed to salts, crystalline form of the salts and pharmaceutical compositions of abexinostat; methods of treating mammals in need of HDAC inhibition; (3) combination treatment of using HDAC inhibitors and other therapies; and (4) biomarkers for the identification of chemosensitivity. Two core families of patents covering abexinostat and crystalline form of abexinostat salts, respectively, have been granted in the U.S., China, Australia, Europe, Canada, Mexico, Japan, South Korea, New Zealand, Singapore, South Africa, Taiwan, Ukraine, India, and some other countries or areas. The duration of these patents is through 2024 (2025 in the U.S.) and 2034, respectively.

For XP-105, as of the date of this Annual Report, we have an exclusive license to two issued U.S. patents and 91 issued foreign patents. The BII license agreement related to XP-105 grants us exclusive, worldwide licenses under a portfolio of patents covering XP-105, related compounds and pharmaceutical compositions. The patents covering XP-105 (BI 860585) have been granted in the United States, China, Japan, Germany, France, United Kingdom and certain other European countries, and the duration of the patents are through January 25, 2031 (August 6, 2031 in the United States).

For XP-102, as of the date of this Annual Report, we own one issued U.S. patent and 4 issued foreign patents. The BII license agreement related to XP-102 grants us exclusive, worldwide licenses under a portfolio of patents covering XP-102, related compounds and pharmaceutical compositions. The patents covering XP-102 (BI 882370) have been granted in the U.S., France, Germany, Japan, and the United Kingdom, and the duration of the patent is through 2032. In addition, a Patent Cooperation Treaty (“PCT”) application directed at the crystalline form of salt of XP-102 has been filed on October 26, 2018, which will enter the National Phase by April 26, 2020.

We have filed a basic compound patent application for XP-104 with China National Intellectual Property Administration, on the basis of which we plan to initiate a PCT application by end of 2020. We have filed a basic compound patent application for XP-103 with China National Intellectual Property Administration, on the basis of which we plan to initiate a PCT application by end of 2020.

Wherever possible, we seek to protect its inventions by filing U.S. patents as well as foreign counterpart applications in select other countries. Because patent applications in the U.S. are maintained in secrecy for at least 18 months after the applications are filed, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, it cannot be certain that we were the first to make the inventions covered by each of its issued or pending patent applications, or that we were the first to file for protection of inventions set forth in such patent applications. Our planned or potential products may be covered by third-party patents or other intellectual property rights, in which case continued development and marketing of its products would require a license. Required licenses may not be available to us on commercially acceptable terms, if at all. If we do not obtain these licenses, it could encounter delays in product introductions while it attempts to design around the patents, or it could find that the development, manufacture, or sale of products requiring such licenses are not possible.

In addition to patent protection, we also rely on know-how, trade secrets, and the careful monitoring of proprietary information, all of which can be difficult to protect. We seek to protect some of its proprietary technology and processes by entering into confidentiality agreements with its employees, consultants, and contractors. These agreements may be breached, we may not have adequate remedies for any breach and our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees or our consultants or contractors use intellectual property owned by others in their work for us, disputes may also arise as to the rights in related or resulting know-how and inventions.

Operations

Manufacturing and Supply: we do not own or operate, and currently has no plans to establish, any manufacturing facilities. We currently rely, and expects to continue to rely, on third parties for the manufacture of our drug candidates for pre-clinical and clinical testing, as well as for the commercial manufacture of any drugs that we may commercialize. To date, we have obtained API and drug substance for abexinostat for our clinical testing from one third-party manufacturer and drug product from another third-party manufacturer. These supply agreements have standard terms and we are typically invoiced based on time and material used. For XP-102, we source the API, drug substance, and drug product from the same third-party manufacturer. We obtain our supplies from these manufacturers on a purchase order basis and has long-term supply arrangements in place. We do not currently have arrangements in place for redundant supply for API, drug substance, or drug product. For all of its drug candidates, we intend to identify and qualify additional manufacturers to provide API, drug substance, and drug product prior to submission of a new drug application to the FDA, a marketing authorization application or “MMA” to the European Medicines Agency, and similar applications to regulatory agencies in other territories.

All drug candidates in our current pipeline are compounds of low molecular weight, generally called small molecules. They can be manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry is amenable to scale-up and does not require unusual equipment in the manufacturing process. We plan to continue to develop drug candidates that can be produced cost-effectively at high quality contract manufacturing facilities.

Safety and Risk Management: Our research and development center adopts the highest standard of safety to protect its staff. As to outsourced research and development, manufacturing, and clinical trials, we only work with reputable and pre-qualified contract research organizations (“CROs”) and contract manufacture organizations (“CMOs”) to ensure the safety of all personnel involved. Furthermore, to manage uncertainty and potential risk in clinical trials, we have carried all the required insurance for clinical trials, in addition to customary general corporate liability insurance.

Competition

Our industry is highly competitive and subject to rapid and significant technological change, with over 500 companies worldwide developing late-phase oncology drugs, according to a 2015 IMS study. Our potential competitors include large pharmaceutical and biotechnology companies and specialty pharmaceutical companies, academic institutions, government agencies, and research institutions. The market for oncology therapeutics is becoming increasingly competitive. Our products, however, upon approval, will be focused, at least initially, on specific oncology indications with high unmet medical need. Key competitive factors affecting the commercial success of our product candidates are likely to be efficacy, safety and tolerability profile, reliability and durability of response, convenience of dosing, and price and reimbursement.

If abexinostat is approved to treat relapsed or refractory (“R/R”) follicular lymphoma (“FL”), abexinostat will compete with approved therapies including Gilead’s Zydelig® (a PI3 inhibitor), Bayer’s Aliqopa™, and Roche’s Gazyva® (an antibody). If abexinostat is approved to treat R/R diffuse large B-cell lymphoma (“DLBCL”), abexinostat will compete with Gilead’s Yescarta (a CAR-T therapy) and Novartis’ Kymriah® (a CAR-T therapy). If it is approved in first-line or second-line RCC, abexinostat, used in combination with pazopanib, will compete with Bristol-Myers Squibb’s Opdivo™/Yervoy® (a PD-1 inhibitor and a monoclonal antibody), Pfizer’s Sutent®, Novartis’ Afinitor® (a mTORC inhibitor), Roche’s Avastin® (a monoclonal antibody) in combination with interferon alfa, and Novartis’ Votrient® (generic name pazopanib, a VEGF inhibitor) as a single agent.

If XP-105, combined with paclitaxel, is approved to treat breast cancer, it will compete with approved therapies including standard-of-care chemo therapies such as paclitaxel and targeted agents such as Novartis’ Afinitor® (a mTORC inhibitor) plus exemestane, Novartis’ Kisqali® (a CDK4/6 inhibitor), Roche’s Herceptin® (a monoclonal antibody), AstraZeneca’s Faslodex® (a selective estrogen receptor degrader), and Pfizer’s Ibrance® (a CDK4/6 inhibitor). The combination of XP-105 and paclitaxel is superior to our competitors.

Figure 14 – XP-105 Advantages

We will develop XP-102, in combination with a marketed MEK inhibitor, to treat colorectal cancer (“CRC”) and melanoma, and if it is approved, it will compete with marketed combination RAF/MEK targeted therapy such as Daiichi-Sankyo and Roche’s Zelboraf® + Cotellic®, Novartis’ Tafinlar® + Mekinist®, and Array BioPharma’s Braftovi™ + Mektovi®.

Properties

Xynomic does not own any real estate. As of the date of this Annual Report, Xynomic has leased facilities for its Shanghai headquarters, regional offices, and research and development center, summarized in the table below. Xynomic believes that its existing facilities and other available properties will be sufficient for its needs for the foreseeable future.

Figure 15 – Leased Facilities

Site	Type of Facility	Size, Square Feet		Lease Expiration Date
Headquarters – Shanghai, China	Office	2,612		3/31/2022
Research and Development Center, Shanghai, China	Lab/Office	5,597	(1)	7/26/2021
Beijing, China	Office	646		9/30/2020
California, U.S.	Office	1,765		5/31/2025

(1)	Consists of 3,983 square feet of lab and 1,614 square feet of office.

Employees

As of the date of this Annual Report, we had 27 full-time and 8 part-time employees and consultants. Among the full-time staff, 9 are based in the U.S. and the rest are based in China. Xynomic’s employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. All Xynomic’s executive officers have entered into an employment agreement or offer letter with Xynomic or its subsidiary.

Employment Agreements

Xynomic Pharmaceuticals Holdings, Inc., or Xynomic, our holding company, has entered into employment agreements with our executive officer including Yinglin Mark Xu, its Chief Executive Officer and President, Wentao Janse Wu, its Chief Operating Officer, Sophia Paspal, its Chief Development Officer and Jinwei Coco Kou, its Chief Financial Officer and the Chief Accounting Officer. It has also entered into indemnification agreements with each of its executive officers.

Xynomic has entered into a signed offer letter with James Jiayuan Tong, effective on May 15, 2019. Under the terms of the offer letter, Dr. Tong is employed as the Chief Strategy Officer and Executive Vice President of XYN, reporting to the Chief Executive Officer. Dr. Tong will receive an annual salary of $0 and is eligible to receive an annual discretional bonus.

Xynomic has entered into an employment agreement with Yinglin Mark Xu, effective on April 22, 2019. Under the terms of the employment agreement, Mr. Xu is employed as the Chairman, Chief Executive Officer and President of Xynomic. Mr. Xu will receive an annual salary of $0 and is eligible to receive an annual discretional bonus. Xynomic or Mr. Xu may terminate the employment at any time for any or no reason upon giving written notice thirty (30) days in advance to the other party. Upon termination of the employment, Mr. Xu will be entitled only to payment of his regular salary pro-rated through the termination date. Under the employment agreement, Mr. Xu will be subject to non-competition and non-solicitation restrictions during his employment and for a period of twelve (12) months thereafter.

Xynomic has entered into an employment agreement with Wentao Jason Wu, effective on January 1, 2019. Under the terms of the employment agreement, Dr. Wu is employed as the Chief Operating Officer of Xynomic, reporting to the Chief Executive Officer or such other person as Xynomic may designate. Dr. Wu will receive an annual salary of $160,008 and is eligible to receive an annual discretional bonus. Xynomic or Dr. Wu may terminate the employment at any time for any or no reason upon giving written notice thirty (30) days in advance to the other party. Upon termination of the employment, Dr. Wu will be entitled only to payment of his regular salary pro-rated through the termination date. Under the employment agreement, Dr. Wu will be subject to non-competition and non-solicitation restrictions during his employment and for a period of twelve (12) months thereafter.

Xynomic has entered into an employment agreement with Sophia Paspal, effective on January 16, 2019 and amended on July 1, 2019. Under the terms of the amended employment agreement, Dr. Paspal is employed as the Chief Development Officer of Xynomic, reporting to the Chief Operation Officer or such other person as Xynomic may designate. Dr. Paspal will receive an annual salary of $280,002, with a one-time signing on bonus of $25,000, subject to certain forfeitures as set forth in the employment agreement. During her employment, Dr. Paspal is eligible to receive an annual discretional bonus targeted at 30% of her base salary. Xynomic or Dr. Paspal may terminate the employment at any time for any or no reason upon giving written notice thirty (30) days in advance to the other party. Upon termination of the employment, Dr. Paspal will be entitled only to payment of her regular salary pro-rated through the termination date. In the event that Xynomic stops operations or is acquired by another company, Dr. Paspals is entitled to 6-month pay plus health insurance coverage. Under the employment agreement, Dr. Paspal will be subject to non-competition and non-solicitation restrictions during her employment and for a period of twelve (12) months thereafter.

Xynomic has entered into an offer letter with Jinwei Coco Kou, effective on September 16, 2019. Under the terms of the offer letter, Ms. Kou is employed as the Chief Financial Officer and the Chief Accounting Officer of Xynomic. During her employment, Ms. Kou is eligible to receive an annual salary of $97,200 with a target annual bonus equal to 30% of the base salary. The offer letter also grants Ms. Kou an option, to be issued under the Xynomic’s 2018 Incentive Plan, to purchase an aggregate of 276,000 shares of the Xynomic at a price no less than the market price of the Xynomic’s common stock at issuance, subject to certain vesting schedule, and establishes other terms and conditions governing her service for the Xynomic.

Dr. Niefang Yu is engaged by Xynomic Nanjing under the terms of a Cooperative Development Agreement for New Drugs, effective as of May 1, 2018. Under the terms of the agreement, Dr. Yu is employed on a part-time basis as a senior manager in charge of Xynomic’s research and development center located in Shanghai. Dr. Yu receives a monthly salary of RMB35,000. The agreement also provides for the future grant of an option to purchase shares of common stock from Xynomic, which has not yet been granted.

Xynomic Zhongshan has entered into a labor contract with Bing Zhao, effective on March 1, 2019. Under the terms of the labor contract, Bing Zhao is employed as the Vice President of Xynomic Zhongshan in charge of Greater China Clinical and Regulatory Affairs for a term of three (3) years. Dr. Zhao will receive a monthly salary of RMB30,000. Prior to the expiration of the term, Dr. Zhao may terminate the employment for convenience upon thirty (30) days’ prior written notice and Xynomic Zhongshan may terminate Dr. Zhao’s employment under certain circumstances, as provided in applicable PRC labor laws. Under a non-competition agreement dated March 1, 2019, Dr. Zhao is subject to non-competition and non-solicitation restrictions during his employment and for a period of twenty-four (24) months thereafter; provided that he will receive reasonable compensations for the post-employment non-competition and non-solicitation restrictions.

Each Named Executive Officer is also subject to general confidentiality obligations and obligations to assign proprietary property to Xynomic or a subsidiary of Xynomic in his or her respective confidentiality agreement, consulting agreement or employment agreement.

Pursuant to the Merger Agreement, certain officers of Xynomic entered into a non-competition and non-solicitation agreement with Xynomic on May 15, 2019.

Consummation of the Business Combination

On May 15, 2019, Bison Capital Acquisition Corp., our predecessor at that time (“Bison”), consummated the previously announced business combination (the “Business Combination”) following a special meeting of shareholders held on May 14, 2019 (the “Special Meeting”) where the shareholders of Bison, which, prior to the consummation of the Business Combination, domesticated as a Delaware corporation and, immediately thereafter known as “Xynomic Pharmaceuticals Holdings, Inc.”, considered and approved, among other matters, a proposal to adopt that certain Agreement and Plan of Merger (as amended, the “Merger Agreement”), dated as of September 12, 2018, entered into by and among by and among (i) Bison; (ii) Merger Sub (iii) Xynomic Pharmaceuticals, Inc., a Delaware corporation (“Xynomic Pharma”); and (iv) Yinglin Mark Xu (“Stockholder Representative”), solely in his capacity as the Stockholder Representative thereunder.

Pursuant to the Merger Agreement, among other things, Merger Sub merged with and into Xynomic Pharma, with Xynomic Pharma continuing as the surviving entity and a wholly-owned subsidiary of the Company (the “Merger” and the “Surviving Company”). The merger became effective on May 15, 2019.

On May 14, 2019, prior to the consummation of the Business Combination, Bison continued out of the British Virgin Islands and domesticated as a Delaware corporation. As a result, Bison is no longer a company incorporated in the British Virgin Islands.

At the Closing Date, pursuant to the Backstop Agreement dated May 1, 2019 entered into by and between Bison and Yinglin Mark Xu, Mr. Xu together with his assignee Bison Capital Holding Company Limited, purchased from the Company 755,873 shares of common stock at a price of $10.15 per share for a total consideration of $7,672,112). As a result of Backstop Subscription, Bison had at least $7,500,001 of net tangible assets remaining at the Closing after giving effect to the redemption of any Ordinary Shares by the public shareholders in connection with the Business Combination.

At the Closing Date, each share of Xynomic Pharma common stock and preferred stock issued and outstanding prior to the Effective Time was automatically converted into the right to receive, on a pro rata basis, the aggregate Merger Consideration Shares (as defined in the Merger Agreement) ), and each option to purchase Xynomic Pharma stock that was outstanding immediately prior to the Effective Time was assumed by the Company and automatically converted into an option to purchase shares of common stock of the Company.

As a result, the Company issued 42,860,772 common shares as aggregate Merger Consideration Shares to shareholders of Xynomic Pharma immediately prior to the closing (the “Sellers”) including 33,008,556 Closing Consideration Shares (as defined in the Merger Agreement) adjusted by an additional 9,852,216 Earnout Shares ( as defined in the Merger Agreement) as a result that Xynomic Pharma obtained a worldwide exclusive license to the Phase II-ready oncology drug identified in the Merger Agreement (XP-105) in December 2018 , prior to the Closing Date.

Pursuant to the Merger Agreement, 1,285,822 shares were deposited into the Escrow Account to serve as security for, and the exclusive source of payment of, the Company’s indemnity rights under the Merger Agreement and any excess of the estimated Closing Merger Consideration over the final Closing Merger Consideration amount determined post-Closing.

As a result of the Business Combination, the Sellers, as the former shareholders of Xynomic Pharma, became the controlling shareholders of the Company and Xynomic Pharma became a subsidiary of the Company. The Business Combination was accounted for as a “reverse acquisition” since, immediately following the consummation of the Merger (the “Closing”), the Sellers effectively controlled the post-combination Company. For accounting purposes, Xynomic Pharma was deemed to be the accounting acquirer in the Merger and, consequently, the Merger is treated as a recapitalization of Xynomic Pharma (i.e., a capital transaction involving the issuance of shares by the Company for the shares of Xynomic Pharma). Accordingly, the consolidated assets, liabilities and results of operations of Xynomic Pharma became the historical financial statements of the Company and its subsidiaries, and the Company’s assets, liabilities and results of operations were consolidated with Xynomic Pharma beginning at the Closing.

Prior to the Business Combination, we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended). As a result of the Business Combination, we have ceased to be a “shell company” and will continue the existing business operations of Xynomic Pharma as a publicly traded company under the name “Xynomic Pharmaceuticals Holdings, Inc.”

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

Private Unit Offering

On or about July 10, 2019, we entered into certain Securities Purchase Agreement (the “SPA”) with certain “accredited investors” as defined in Rule 501(a) of Regulation D as promulgated under the Securities Act (the “Purchasers”), pursuant to which we agreed to sell to such Purchasers an aggregate of approximate USD$10 million of units (the “Private Units”) of the Company, at a purchase price of USD$3.80 per Private Unit (subject to adjustment) (the “Private Unit Offering”). Each Private Unit consists of one share of Common Stock and one-half warrant (the “Private Unit Warrant”). Each whole Private Unit Warrant can be exercised to purchase one share of Common Stock at $7.00 per share and shall expire in three (3) years of the issuance, and have the rights and preference set forth in certain warrant agreement. Furthermore, the SPA provides, among other terms, a maximum offering in an aggregate of $15 million with the first closing of a minimum of $5 million upon delivery of the closing conditions set forth in the SPA, provided that no closing shall occur after September 30, 2019 subject to certain exception. As the date hereof, one investor committed to $2 million completed its necessary registration with PRC regulators in order to invest in the Company and the commitment of $8 million under the SPA has expired without extension.

The Private Units, the shares of Common Stock underlying the Units (the “Private Unit Shares”), the Private Unit Warrants issued in the Offering, and shares of Common Stock issuable upon exercise of the Private Unit Warrants (the “Private Unit Warrant Shares”), are exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D.

The proceeds of this Private Unit Offering will be used for working capital and general corporate purposes.

The SPA also contains customary representation and warranties of the Company and the Purchasers, indemnification obligations of the Company, termination provisions, and other obligations and rights of the parties. Additionally, we anticipate that the Purchasers will enter into a lock-up agreement at the closing pursuant to which that they would agree not to sell or otherwise transfer or dispose the Private Units, Private Unit Shares, Private Unit Warrants, or Private Unit Warrant Shares during the six-month period commencing on the earlier of the effective date of a registration statement in connection with the first follow-on public offering after the date of the SPA or the issuance date of the Units.

On August 30, 2019, the parties agreed to amend and restate the SPA (as amended and restated, the “Amended and Restated SPA”) to grant the Purchasers demand registration rights in addition to the piggyback registration rights provided in the SPA.

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

On March 26, 2020, Xynomic Pharmaceuticals, Inc., a wholly owned subsidiary of ours, received a deposit in the amount of RMB24,000,000 under a non-binding letter of intent (the “LOI”) that we entered into with a pharmaceuticals company in China on January 17, 2020. Pursuant to the LOI, the parties will collaborate on the marketing and sales, in China, of certain drugs within our pipeline. In addition, the other party will make equity investment in us upon the parties entering into definitive marketing and sales agreements. The deposit is restricted for the purpose of the LOI. If the parties reach agreements, the deposit will be used towards the investment from the other party. If the parties fail to reach definitive agreements before the expiration of the LOI which is 180 days from the date of the LOI, the deposit will be refunded within 7 business days upon request.

Stockholders’ Approval for Potential Reverse Stock Split

On August 26, 2019, we held a special stockholder meeting and received approval for authorizing the Company’s Board of Directors to, in its discretion, amend the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split at a ratio no less than 1-for-1.5 and no greater than 1-for-5 at any time prior to August 27, 2020, with the exact ratio to be set within that range at the discretion of our Board of Directors without further approval or authorization of our stockholders (“Stock Split Proposal”). The Board of Directors may alternatively elect to abandon such proposed amendment and not effect the reverse stock split authorized by stockholders, in its sole discretion.

Appointment of New Chief Financial Officer

On September 16, 2019, the Board of Directors of the Company appointed Ms. Jinwei Coco Kou as the Chief Financial Officer and the Chief Accounting Officer of the Company, effective immediately. Conjunction with such appointment, on the same day, Mr. Yinglin Mark Xu resigned from his position as the Interim Chief Financial Officer, effective immediately. Mr. Xu’s resignation was not the result of any disagreement between the Company and him on any matter relating to the Company’s operations, policies or practices.  Ms. Kou does not have a family relationship with any director or executive officer of the Company and has not been involved in any transaction with the Company during the past two years that would require disclosure under Item 404(a) of Regulation S-K. Ms. Kou has received an offer letter from the Company (the “Offer Letter”), which sets her annual compensation of $97,200 with a target annual bonus equal to 30% of the base salary. The Offer Letter also grants Ms. Kou an option, to be issued under the Company’s 2018 Incentive Plan, to purchase an aggregate of 276,000 shares of the Company at a price no less than the market price of the Company’s common stock at issuance, subject to certain vesting schedule, and establishes other terms and conditions governing her service for the Company.

Implications of Our Being an “Emerging Growth Company”

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, until the earlier of (1) the last day of the fiscal year (a) following June 23, 2022, the fifth anniversary of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, (c) our non-convertible debt issued within a three year period exceeds $1 billion, or (d) if the market value of our shares that are held by non-affiliates exceeds $700 million on the last day of our second fiscal quarter. An “emerging growth company” may take advantage of reduced reporting requirements that are otherwise generally applicable to public companies. In particular, as an emerging growth company, we:

●	are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives, which is commonly referred to as “compensation discussion and analysis”;

●	are not required to obtain an attestation and report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

●	are not required to obtain a non-binding advisory vote from our shareholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on frequency” and “say-on-golden-parachute” votes);

●	are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;

●	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act.

Item 1A. Risk Factors.

You should carefully review and consider the following risk factors and the other information contained in this Annual Report, including the financial statements and notes to the financial statements included herein, in making investment decisions in connection with our Common Stock. The following risk factors apply to the business and operations of Xynomic Pharmaceuticals Holdings, Inc. following the completion of the Business Combination. The occurrence of one or more of the events or circumstances described in these risk factors, alone, or in combination with other events or circumstances, may have a material adverse effect on the business, cash flows, financial condition, and results of operations of the Company. You should carefully consider the following risk factors in addition to the other information included in this Annual Report, including matters addressed in the section entitled “Cautionary Note Regarding Forward-Looking Statements.” We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business or financial condition. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included herein.

Risks Related to Our Financial Position and Need for Additional Capital

We are a biopharmaceutical company with a limited operating history and has not yet generated any revenue from product sales. Xynomic and its subsidiaries, our operating entities, has incurred operating losses since its inception and may never achieve or maintain profitability.

We are a clinical stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. Xynomic Pharma, our operating subsidiary, commenced operations in August 2016. Its operations to date have been limited primarily to organizing and staffing the company, business planning, raising capital, in-licensing drug candidates, undertaking pre-clinical studies, and clinically developing drug candidates. We have never generated any revenue from drug sales, and has not obtained regulatory approvals for any of its drug candidates. For the year ended December 31, 2019, we reported a net loss of $25.1 million. For the fiscal year ended December 31, 2018, we had a net loss of $28.6 million.

We expect to incur significantly higher expenses and operating losses over the next several years in connection with our ongoing activities, as we:

●	continue pre-clinical and clinical development of its programs;

●	in-license and subsequently develop additional oncology drug candidates;

●	continue to discover, validate and develop additional drug candidates;

●	maintain, expand and protect our intellectual property portfolio;

●	Hire additional research, development and business personnel;

●	incur costs associated with filing marketing authorization applications;

●	if abexinostat is successfully approved for commercialization, incur additional costs associated with establishing sales and marketing infrastructure for abexinostat in U.S., China and other territories; and

●	incur additional costs associated with operating as a public company upon the Closing.

To become and remain profitable, we must develop and eventually commercialize drug candidates with significant market potential. This will require it to be successful in a range of challenging activities, including completing pre-clinical testing and clinical trials of its drug candidates, obtaining marketing approval for these drug candidates, manufacturing, marketing and selling those drug candidates for which it may obtain marketing approval, and satisfying any post-marketing requirements. It may never succeed in any or all of these activities and, even if it does, we may never generate revenues that are significant or large enough to achieve profitability. We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We are a holding company and will conduct all of our operations through our subsidiaries.

We are a holding company and derive all of our operating income from subsidiaries of us. Other than any cash we may retain, all of our assets will be held by our direct and indirect subsidiaries. We will rely on the earnings and cash flows of us, which will be paid to us by our subsidiaries, if and only to the extent available, in the form of dividends and other payments or distributions, to meet our debt service obligations. The ability of our subsidiaries to pay dividends or make other payments or distributions to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends and other distributions to us), the terms of existing and future indebtedness and other agreements of our subsidiaries and the covenants of any future outstanding indebtedness we or our subsidiaries incur.

We must obtain additional funds to finance our operations and to remain a going concern.

Xynomic incurred recurring losses from operations since inception and the net current liabilities (current assets less current liabilities) raise substantial doubt about its ability to continue as a going concern. We, together with our subsidiaries Xynomic Pharma, Xynomic Nanjing, Xynomic Shanghai and Xynomic Zhongshan (the “Group”), have prepared its financial statements assuming that it will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The Group has incurred recurring losses from operations since inception. The Group incurred a net loss of $25.1 million for the fiscal year ended December 31, 2019. Further, as of December 31, 2019, the Group had net current liabilities (current assets less current liabilities) of $23.1 million and accumulated deficit of $59.4 million. The Group’s ability to continue as a going concern is dependent on its ability to raise capital to fund its current research and development activities and future business plans. Additionally, volatility in the capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds. These factors raise substantial doubt about its ability to continue as a going concern within twelve months from the date these financial statements are issued. The financial statements included herein do not include any adjustments that might be necessary should the Group be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Xynomic’s ability to continue as a going concern will require it to obtain additional funding. The perception of Xynomic’s ability to continue as a going concern may make it more difficult to obtain financing for the continuation of Xynomic’s operations and could result in the loss of confidence by investors and employees. Additionally, volatility in the capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds.

We will need to raise substantial additional funding. If we are unable to raise capital when needed at favorable terms, it will be forced to delay, reduce, or eliminate some of its drug development programs or commercialization efforts.

Our ability to continue as a going concern will require it to obtain additional funding. Furthermore, our future capital requirements will depend on and could increase significantly as a result of many factors, including:

●	the scope, progress, results, and costs of drug discovery, pre-clinical studies, laboratory testing, and clinical trials for our drug candidates;

●	the outcome, timing and cost of regulatory approvals by the Food and Drug Administration (“FDA”), National Medical Products Administration (“NMPA”), EMA and comparable regulatory authorities, including the potential that the FDA, NMPA, EMA or comparable regulatory authorities may require that we to perform additional studies;

●	the costs, timing, and outcome of regulatory review of abexinostat and other drug candidates;

●	the success of its effort to commercially launch abexinostat;

●	our ability to in-license additional drug candidates on favorable terms, if at all;

●	the achievement of milestones or occurrence of other developments that trigger payments under existing and new licensing agreements;

●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending intellectual property-related claims;

●	the costs of securing outsourced manufacturing arrangements for commercial production; and

●	the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory clearances to market abexinostat or another drug candidate.

Additional fundraising efforts may distract management from their day-to-day activities, which may adversely affect our ability to develop and commercialize its drug candidates. There is no guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, additional financing may adversely affect the holdings or the rights of stockholders, and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased interest payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on its ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

If we are unable to obtain funding on a timely basis, we will be required to significantly curtail, delay, or discontinue one or more of our research or development programs or the commercialization of any drug candidate or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially adversely affect our business, financial condition, and results of operations.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to its technologies or drug candidates.

Identifying and acquiring rights to develop potential drug candidates and conducting pre-clinical testing and clinical trials is a time-consuming, expensive, and uncertain process that may take years to complete, and our commercial revenue, if any, will be derived from sales of drug candidates that we do not expect to be commercially available until we receive regulatory approval, if at all. We may never generate the necessary data or results required to obtain regulatory approval and achieve product sales, and even if one or more of its drug candidates are approved, they may not achieve commercial success. Accordingly, we may need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

We may seek additional funding through a combination of equity offerings, debt financings, collaborations, licensing arrangements, strategic alliances, and marketing or distribution arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights as a holder of our common stock. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in certain additional restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. In addition, issuance of additional equity securities, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms, including relinquishing or licensing to a third party on unfavorable terms to our rights to technologies or drug candidates that we otherwise would seek to develop or commercialize ourselves or potentially reserve for future potential arrangements when we might be able to achieve more favorable terms.

We have a very limited operating history, which may make it difficult for you to evaluate the success of our business to date and to assess its future viability.

We commenced its operations in August 2016. Its operations to date have been limited to organizing and staffing the company, identifying potential partnerships and drug candidates, acquiring product and technology rights, and conducting research and development activities for its drug candidates. We have not yet demonstrated the ability to successfully complete large-scale, pivotal clinical trials. We have also not yet obtained regulatory approval for, or demonstrated an ability to manufacture or commercialize, any of its drug candidates. Consequently, any predictions about our future success, performance, or viability may not be as accurate as they could be if it had a longer operating history or approved products on the market.

Our limited operating history, particularly in light of the rapidly evolving drug research and development industry in which it operates, may make it difficult to evaluate our current business and prospects for future performance. Its short history makes any assessment of its future performance or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving fields as it seeks to transition to a company capable of supporting commercial activities. In addition, as a new business, it may be more likely to encounter unforeseen expenses, difficulties, complications, and delays due to limited experience. If we do not address these risks and difficulties successfully, its business will suffer.

Risks Related to Our Business

The recent COVID-19 outbreak has been declared a pandemic by the World Health Organization and has spread to the United States and many other parts of the world and is adversely affecting, and is expected to continue to adversely affect, our business operations, employee availability, financial condition, liquidity and cash flow.

The ongoing outbreak of the COVID-19 was first reported on December 31, 2019 in City of Wuhan, Hubei, China and was recognized as a pandemic by the World Health Organization (WHO) on March 11, 2020. Efforts to prevent the virus spreading include travel restrictions, quarantines, curfews, event postponements and cancellations, and facility closures. These include a quarantine of Hubei, curfew measures elsewhere in China, and national travel restrictions. On late March, Chinese Premier Li Keqiang reported that spread of domestically transmitted epidemic has been basically blocked and the outbreak has been controlled in China. As a result, some of the government restrictions and quarantines abovementioned have relaxed in certain areas, including Shanghai.

On January 31, 2020, a public health emergency was declared in the United States with travel restrictions placed on entry for travelers from China. On March 13, 2020, a national emergency was further declared in the United States. On March 19, 2020, the governor of California issued a statewide stay-at-home order to help combat the spread of the COVID-19. As of late March 2020, more than 4 hundred thousand cases of COVID-19 have been reported in more than 190 countries and territories.

The Company’s headquarters and operations are located in Shanghai and Beijing, China and City of San Diego, California, U.S. In each operation location, the Company has been following the measurements implemented by the local governments. The Company has suspended all business that required travel or gathering since January 23, 2020. Given that the outbreak has been gradually controlled in China, the Company, following the guidance released by Shanghai government, have resumed the business in the office and R&D center located in Shanghai on February 10, 2020. An aggregate of 17 employees have gone back to work. The Company is taking pro-active measures to help protect its employees by implementing body-temperature tests and face mask wearing requirement. Company’s offices located in Beijing and City of San Diego, however, have been shut down since Chinese New Year and the outbreak in the State of California respectively as required by local governments. An aggregate of 11 employees are currently required to work from home and unable to perform certain duties that need to conducted onsite.

The Company’s business operations could be adversely affected by the effects of a widespread outbreak of contagious disease, including the recent outbreak of respiratory illness caused by a novel coronavirus known as COVID-19 which was first identified in the City of Wuhan, Hubei, China. The Company’s corporate headquarters and operations are located in Shanghai and Beijing, China and City of San Diego, California, U.S., where any outbreak of contagious diseases and other adverse public health developments could be materially adverse on the Company’s business operations. In response to the highly contagious and sometimes fatal coronavirus inflicting thousands of people in China and the United States, the local government has imposed travel restrictions and quarantines/stay-at-home order to help control the spread of COVID-19.

Since we primarily engage in the business of developing innovative small molecule drug candidates for the treatment of cancer in humans, the outbreak of COVID-19 has significantly slowed down our research and studies due to the shortage of medical resources. Since clinical and medical resources are currently occupied by the tests and treatments of COVID-19, all clinical trial sites have reduced the acceptance of clinical trial patients. Patients with chronic diseases, such as lymphoma, have been advised to avoid visits to hospitals. Therefore, patient recruitment for our drug candidate has been slowed down. In addition, the Contracted Research Organizations (“CROs”) we engaged require regular onsite visit to monitor and inspect the status of the clinical trials and collect medical feedbacks. The breakout of COVID-19 has caused a significant decrease in CROs onsite visits and most of our researchers are currently working remotely to reduce the exposure to the contagious illness.

Given that the outbreak has been gradually controlled in China, Company’s Shanghai office and R&D center have resumed business since February 2020. However, if the COVID-19 continues to spread in the United States, the federal and state governments may impose additional measures further restricting travel within and outside of the United States and also impose the regions under mandatory quarantine. Similarly, the continued spread of COVID-19 globally could further adversely impact the Company’s operations and could have an adverse impact on the Company’s business and financial results.

All of our drug candidates are still in development. If we are unable to obtain regulatory approval and ultimately commercialize our drug candidates or experiences significant delays in doing so, our business, financial condition, results of operations, and prospects will be materially and adversely affected.

All of our drug candidates are still in development. One of our drug candidates is in clinical development and various others are in pre-clinical development. Our ability to generate revenues from our drug candidates is dependent on our receipt of regulatory approval and successfully commercializing such products, which may never occur. Each of our drug candidates will require additional pre-clinical and/or clinical development, regulatory approval in multiple jurisdictions, development of manufacturing supply and capacity, substantial investment, and significant marketing efforts before we generate any revenue from product sales. The success of our drug candidates will depend on several factors, including the following:

●	successful completion of pre-clinical and/or clinical studies;

●	successful enrollment in, and completion of, clinical trials;

●	receipt of regulatory approvals from applicable regulatory authorities for planned clinical trials, future clinical trials, or drug registrations, manufacturing, and commercialization;

●	successful completion of all safety studies required to obtain regulatory approval in China, the United States, and other jurisdictions for our drug candidates;

●	developing commercial manufacturing capabilities to the specifications for our drug candidates for clinical supply and commercial manufacturing;

●	making and maintaining arrangements with third-party manufacturers;

●	obtaining and maintaining patent, trade secret, and other intellectual property protection and/or regulatory exclusivity for our drug candidates;

●	launching commercial sales of our drug candidates, if and when approved, whether alone or in collaboration with others;

●	acceptance of the drug candidates, if and when approved, by patients, the medical community, and third-party payors;

●	effectively competing with other therapies and alternative drugs;

●	obtaining and maintaining healthcare coverage and adequate reimbursement;

●	successfully enforcing and defending intellectual property rights and claims; and

●	maintaining a continued acceptable safety profile of the drug candidates following regulatory approval.

The success of our business is dependent upon our ability to develop and commercialize its clinical-stage drug candidates, particularly abexinostat, which has three clinical trials currently on-going. As a result, our business is substantially dependent on our ability to complete the development of, obtain regulatory approval for, and successfully commercialize abexinostat and other drug candidates in a timely manner.

We cannot commercialize drug candidates in the United States or another jurisdiction outside of China without obtaining regulatory approval from the FDA or comparable foreign regulatory authorities. Similarly, we cannot commercialize drug candidates in China without first obtaining regulatory approval from the NMPA. The process to develop, obtain regulatory approval for, and commercialize drug candidates is long, complex, and costly and approval may not be granted. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and obtaining regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Even if our drug candidates were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, we would still need to seek approval in China and any other jurisdictions where we plan to market the product. Any safety issues, product recalls, or other incidents related to products approved and marketed in one jurisdiction may impact approval of those products by another jurisdiction. If we are unable to obtain regulatory approval for our drug candidates in one or more jurisdictions, or any approval contains significant limitations imposed on certain drug candidates, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of our drug candidates or any other drug candidate that we may in-license, acquire, or develop in the future.

We may be unable to obtain regulatory approval under applicable regulatory requirements.

To gain approval to market a drug product, regardless of whether it is through Accelerated Approval or the conventional pathway, we must provide the FDA and foreign regulatory agencies with clinical data that adequately demonstrates the safety and efficacy of the product for the intended indication applied for in the New Drug Application, or “NDA,” or other respective regulatory filing. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in clinical trials even after promising results in earlier nonclinical or clinical studies and trials. These setbacks have been caused by, among other things, nonclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported Adverse Events (“AEs”). Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of nonclinical and clinical studies and trials of our drug candidate may not be predictive of the results of later-stage clinical trials. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical and clinical studies and trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies and trials, and we cannot be certain that it will not face similar setbacks. Based upon negative or inconclusive results, we or any potential future collaborator may decide, or regulators may require us, to conduct additional nonclinical and clinical studies and trials. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit, or prevent regulatory approval. Furthermore, we rely on contract research organizations (“CROs”) and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we have agreements governing their committed activities, we have limited influence over their actual performance.

In addition, we do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed or aborted for a variety of reasons, including delay or failure to:

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

Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating.

We could also encounter delays if a clinical trial is suspended or terminated by it, by the ethics committees or IRBs of the institutions in which such trials are being conducted, by an independent Safety Review Board, for such trial or by the FDA or other regulatory agencies. Such parties may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory agencies resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Further, conducting clinical trials in foreign countries presents additional risks that may delay completion of our clinical trials. These risks include the failure of physicians or enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries. In addition, the FDA may determine that clinical trial results obtained in foreign subjects do not represent the safety and efficacy of a product when administered in U.S. patients and are thus not supportive of an NDA approval in the United States.

If we experience delays in the start or completion of, or termination of, any clinical trial of our drug candidates, the commercial prospects of our drug candidates may be harmed, and our ability to generate product revenues will be delayed. In addition, any delays in completing its clinical trials will increase our costs, slow down our drug candidates’ development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of its drug candidates.

We may allocate our limited resources to pursue a particular drug candidate or indication and fail to capitalize on drug candidates or indications that may later prove to be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we must limit our licensing, research, and development programs to specific drug candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other drug candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. In addition, if we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing, or other royalty arrangements when it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate.

We may attempt to secure approval of abexinostat from the FDA through the use of the Accelerated Approval Program, but such mechanism may not actually lead to a faster development or regulatory review or approval process. If we are unable to obtain approval of abexinostat through the Accelerated Approval Program in the United States, we may be required to conduct additional nonclinical and clinical studies and trials beyond those that we currently contemplate, which could increase the expense of obtaining, reduce the likelihood of obtaining, and/or delay the timing of obtaining, necessary marketing approval. Even if we receive approval from the FDA under the Accelerated Approval Program, if our confirmatory post-marketing trial does not verify clinical benefit, or if it does not comply with rigorous post-marketing requirements, the FDA may seek to withdraw the approval.

We currently plan to seek U.S. approval for our lead drug candidate, abexinostat, through the FDA’s Accelerated Approval Program. For any approval to market a drug product, we must provide the FDA and foreign regulatory agencies with clinical data that adequately demonstrate the safety and efficacy of the product for the indication applied for in the NDA or other respective regulatory filings. As described in the section titled “Information about Xynomic—United States Regulation”, the Accelerated Approval Program is one of several approaches used by the FDA to make prescription drugs more rapidly available for the treatment of serious or life-threatening diseases. Section 506(c) of the Federal Food, Drug and Cosmetic Act, or the “FFDCA,” provides that the FDA may grant accelerated approval to “a product for a serious or life-threatening condition upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.” Approval under the Accelerated Approval Program is subject, however, to the requirement that the applicant conduct additional post-marketing clinical trials to verify and describe the drug’s clinical benefit, where there is uncertainty as to the relationship of the surrogate endpoint to the clinical benefit, or of the observed clinical endpoint to ultimate outcome. Typically, clinical benefit is verified when post-marketing clinical trials show that the drug provides a clinically meaningful positive therapeutic effect, that is, an effect on how a patient feels, functions, or survives. The FDA may require that any confirmatory post-marketing trial be initiated or substantially underway prior to the submission of an application under the Accelerated Approval Program. And, if such confirmatory post-marketing trial fails to confirm the drug’s clinical profile or risks and benefits, the FDA may withdraw its approval of the drug.

The FDA has broad discretion with regard to approval under the Accelerated Approval Program, and even if we believe that the Accelerated Approval Program is appropriate for abexinostat, it cannot assure you that the FDA will ultimately agree. Furthermore, even if we do obtain approval under the Accelerated Approval Program, we may not experience a faster development process, review or approval compared to conventional FDA procedures.

Even if we receive approval for abexinostat under the Accelerated Approval Program, we will be subject to rigorous post-marketing requirements, including the completion of one or more confirmatory post-marketing trials to verify the clinical benefit of the product, and submission to the FDA of all promotional materials prior to their dissemination. The FDA could seek to withdraw an accelerated approval for multiple reasons, including if we fail to conduct any required confirmatory post-marketing trial with due diligence, a confirmatory post-marketing trial does not confirm the predicted clinical benefit, other evidence shows that the product is not safe or effective under the conditions of use, or we disseminate promotional materials that are found by the FDA to be false and misleading.

Any delay in obtaining, or inability to obtain, approval under the Accelerated Approval Program would delay or prevent commercialization of abexinostat and would materially adversely affect our business, financial condition, results of operations, cash flows, and prospects.

If we are unable to obtain NMPA approval for our drug candidates to be eligible for an expedited registration pathway as Category 1 drug candidates, the time and cost we would incur to obtain regulatory approvals may increase. Even if we receive such Category 1 designation, it may not lead to a faster development, review or approval process.

The NMPA categorizes domestically-manufactured innovative drug applications as Category 1, provided such drug has a new and clearly defined structure, pharmacological property and apparent clinical value and has not been marketed anywhere in the world. Domestically developed and manufactured innovative drugs will be attributed to Category 1 for their CTA and NDA applications. Our clinical stage drug candidates are eligible for Category 1 designation. A Category 1 designation by the NMPA may not be granted for any of its drug candidates or may not lead to faster development or regulatory review or approval process. Moreover, a Category 1 designation does not increase the likelihood that its drug candidates will receive regulatory approval.

The regulatory process in China is evolving and subject to change. Any future policies, or changes to current polices, that the NMPA approves might require us to change our planned clinical study design or otherwise spend additional resources and effort to obtain approval of our drug candidates. In addition, policy changes may contain significant limitations related to use restrictions for certain age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for its drug candidates in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of our drug candidates or any other drug candidate that we may in-license, acquire or develop in the future.

The research and development projects under our internal discovery programs are at an early stage of development. As a result, we are unable to predict if or when we will successfully develop or commercialize any drug candidates under such programs.

Our internal discovery programs are at an early stage of development and will require significant investment and regulatory approvals prior to commercialization. We currently have no drug candidates beyond pre-clinical trials under its internal discovery programs. Each of our drug candidates will require additional clinical and pre-clinical development, management of clinical, pre-clinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, building of a commercial organization, substantial investment, and significant marketing efforts before it generates any revenue from product sales. We are not permitted to market or promote any of our drug candidates before our receipt of regulatory approval from the FDA, NMPA, or comparable regulatory authorities, and we may never receive such regulatory approval for any such drug candidates.

We cannot be certain that clinical development of any drug candidates from our internal discovery programs will be successful or that we will obtain regulatory approval or be able to successfully commercialize any of our drug candidates and generate revenue. Success in pre-clinical testing does not ensure that clinical trials will be successful, and the clinical trial process may fail to demonstrate that our drug candidates are safe and effective for their proposed uses. Any such failure could cause us to abandon further development of any one or more of our drug candidates and may delay development of other drug candidates. Any delay in, or termination of, our clinical trials will delay and possibly preclude the filing of any NDAs, with the FDA, NMPA, or comparable regulatory authorities and, ultimately, our ability to commercialize its drug candidates and generate product revenue.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We commenced three clinical trials involving abexinostat. Timely completion of those clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who meet the trial criteria and remain in the trial until the conclusion. We may experience difficulties enrolling and retaining appropriate patients in its clinical trials for a variety of reasons, including but not limited to:

●	the size and nature of the patient population;

●	patient eligibility criteria defined in the clinical protocol;

●	the size of study population required for statistical analysis of the trial’s primary endpoints;

●	the proximity of patients to trial sites;

●	the design of the trial and changes to the design of the trial;

●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

●	competing clinical trials for similar therapies or other new therapeutics, which will reduce the number and types of patients available;

●	clinicians’ and patients’ perceptions as to the potential advantages and side effects of the drug candidates being studied in relation to other available therapies, including any new drug candidates or treatments that may be approved for the indications we are investigating;

●	our ability to obtain and maintain patient consents;

●	patients enrolled in clinical trials that may not complete a clinical trial; and

●	the availability of approved therapies that are similar to our drug candidates.

Even if we are able to enroll a sufficient number of patients in its clinical trials, delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect its ability to advance the development of our drug candidates.

We have limited experience in conducting clinical trials and results of earlier studies and trials may not be reproduced in future clinical trials.

For our drug candidates, clinical testing is expensive and can take many years to complete, while failure can occur at any time during the clinical trial process. The results of studies in animals and early clinical trials of our drug candidates may not predict the results of later-stage clinical trials. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through studies in animals and initial clinical trials. In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same drug candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations (including genetic differences), patient adherence to the dosing regimen and the patient dropout rate. Results in later trials may also differ from earlier trials due to a larger number of clinical trial sites and additional countries and languages involved in such trials. In addition, the design of a clinical trial can determine whether its results will support approval of a drug candidate, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced and significant expense has been incurred.

A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of demonstrated efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. Furthermore, if the trials we conduct fail to meet their primary statistical and clinical endpoints, they will not support the approval from the FDA, NMPA, EMA or other comparable regulatory authorities for its drug candidates. If this occurs, we would need to replace the failed study with new trials, which would require significant additional expense, cause substantial delays in commercialization and materially adversely affect our business, financial condition, cash flows and results of operations.

Results from completed human clinical trials may not be representative of the results that are obtained after approval, if obtained, and product launch.

Human clinical trials are very complicated undertakings. If we obtain FDA approval under the Accelerated Approval Program, safety risks not identified in our prior clinical trials may first appear after we obtain approval and commercializes our drug candidates. Any new post-marketing AEs may significantly impact our ability to market our drug candidates and may require that we recall and discontinue commercialization of our drug candidates. Furthermore, if any confirmatory post-marketing trial fails to confirm a drug candidate’s clinical profile or clinical benefits, the FDA may withdraw its approval. Any of these events would materially harm our business.

Our drug candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following regulatory approval, if any.

Undesirable side effects caused by our drug candidates could cause it to interrupt, delay, or halt clinical trials or could cause regulatory authorities to interrupt, delay, or halt its clinical trials or could result in a more restrictive label or the delay or denial of regulatory approval by the NMPA, FDA, or other regulatory authorities. In particular, as is the case with all oncology drugs, it is likely that there may be side effects, such as fatigue, nausea, and low blood cell levels, associated with the use of certain of our oncology drug candidates. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition, and prospects significantly.

Clinical trials assess a sample of the potential patient population. With a limited number of patients and duration of exposure, rare and severe side effects of our drug candidates may only be uncovered with a significantly larger number of patients exposed to the drug candidate. If our drug candidates receive regulatory approval and we, our partners, or others identify undesirable side effects caused by such drug candidates (or any other similar drugs) after such approval, a number of potentially significant negative consequences could result, including:

●	the NMPA, FDA, or other comparable regulatory authorities may withdraw or limit their approval of such drug candidates;

●	the NMPA, FDA, or other comparable regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contra-indication;

●	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;

●	we may be required to change the way such drug candidates are distributed or administered, conduct additional clinical trials, or change the labeling of our drug candidates;

●	the NMPA, FDA, or other comparable regulatory authorities may require a Risk Evaluation and Mitigation Strategy, or REMS (or analogous requirement), plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools;

●	we may be subject to regulatory investigations and government enforcement actions;

●	we may decide to remove such drug candidates from the marketplace;

●	we could be sued and held liable for injury caused to individuals exposed to or taking our drug candidates; and

●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected drug candidates and could substantially increase the costs of commercializing our drug candidates, if approved, and significantly impact our ability to successfully commercialize our drug candidates and generate revenue.

Our clinical development program may not uncover all possible AEs that patients may experience. The number of subjects exposed to our drug candidates and the average exposure time in the clinical development program may be inadequate to detect AEs, or chance findings, that may only be detected once our drug candidates are administered to more patients and for greater periods of time.

Clinical trials by their nature utilize a sample of the potential patient population. With a limited number of subjects and limited duration of exposure, however, we cannot be fully assured that any of our drug candidates has no serious or severe side effects, and any such side effects may only be uncovered with a significantly larger number of patients exposed to the drug candidate. It is possible that ongoing and future clinical trials, as well as reports received from commercial use, if any of our drug candidates are approved, may identify safety concerns.

Although we have monitored the subjects in our trials for certain safety concerns and it has not seen evidence of significant safety concerns in our clinical trials to date, patients treated with any of our drug candidates may experience adverse reactions. If safety problems occur or are identified after a product candidate reaches the market, the FDA may require that we amend the labeling or conduct recall. The FDA could also request that we withdraw a product form the market, or seek to withdraw its approval of a product.

The incidence and prevalence for target patient populations of our drug candidates are based on estimates and third-party sources. If the market opportunities for our drug candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability might be materially and adversely affected.

Periodically, we make estimates regarding the incidence and prevalence of target patient populations for particular diseases based on various third-party sources and internally generated analysis and use such estimates in making decisions regarding our drug development strategy, including acquiring or in-licensing drug candidates and determining indications on which to focus in pre-clinical or clinical trials.

These estimates may be inaccurate or based on imprecise data. The total addressable market opportunity for abexinostat and our other drug candidates will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each of our drug candidates, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients in the major markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our business, results of operations, and prospects.

We face substantial competition, which may result in our competitors discovering, developing, or commercializing drugs before or more successfully than we do, or develop therapies that are more advanced or effective than ours.

The development and commercialization of new drugs are highly competitive. We face competition with respect to our current drug candidates, and will face competition with respect to any drug candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. For example, there are a number of large pharmaceutical and biotechnology companies that are currently marketing drugs or are pursuing the development of therapies in the field of HDAC inhibition to treat cancer. Some of these competitive drugs and therapies are based on scientific approaches that are the same as or similar to our drug candidates. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

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

Many of the companies against which we are competing against or which we may compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved drugs than us. Mergers and acquisitions in the pharmaceutical, biotechnology, and diagnostic industries may result in even more resources being concentrated among a smaller number of its competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and in establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, its programs.

Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, with fewer or less severe side effects, more convenient, or less expensive than drugs that we may develop. Our competitors also may obtain FDA, NMPA or other regulatory approval for their drugs more rapidly than we may obtain approval for our drugs, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our potential drug candidates uneconomical or obsolete, and we may not be successful in marketing our drug candidates against competitors.

Even if our drug candidates obtain regulatory approval, they may never achieve market acceptance or commercial success, which will depend, in part, upon the degree of acceptance among physicians, patients, patient advocacy groups, health care payors, and the medical community.

Even if we obtain FDA or other regulatory approvals, our drug candidates may not achieve market acceptance among physicians, patients, patient advocacy groups, health care payors, or the medical community, and may not be commercially successful. If approved, market acceptance of our drug candidates depends on a number of factors, including:

●	the efficacy of the product as demonstrated in clinical trials;

●	the prevalence and severity of any side effects and overall safety profile of the product;

●	the clinical indications for which the product is approved;

●	the potential and perceived advantages of our drug candidates over current options or future alternative treatments;

●	the strength of our marketing organization and distribution channels;

●	the quality of our relationships with patient advocacy groups;

●	the availability and sufficiency of third-party coverage and adequate reimbursement;

●	acceptance by physicians, major operators of clinics and patients of the product as a safe and effective chronic daily treatment and willingness of physicians to prescribe our drug candidates;

●	the cost of treatment in relation to alternative treatments and willingness to pay for our drug candidates, if approved, on the part of patients;

●	relative convenience and ease of administration of our drug candidates; and

●	the availability of the product and our ability to meet market demand, including providing a reliable supply for long-term daily treatment.

Any failure by our drug candidates, if they obtain regulatory approval, to achieve market acceptance or commercial success would adversely affect our results of operations.

If any of our drug candidates are approved for marketing and commercialization and we are unable to develop sales, marketing and distribution capabilities on our own or enter into agreements with third parties to perform these functions on acceptable terms, we will be unable to successfully commercialize any such future therapeutics.

We currently have no sales, marketing, or distribution capabilities or experience. In order to commercialize our drug candidates, if approved, we must build marketing and sales capabilities or make arrangement with third parties to perform these services, and we may not be successful in doing so. Building the requisite sales, marketing or distribution capabilities will be expensive and time-consuming and will require significant attention of our leadership team to manage. Any failure or delay in the development of our sales, marketing or distribution capabilities would adversely impact the commercialization of our products. The competition for talented individuals experienced in selling and marketing pharmaceutical products is intense, and we cannot assure you that we can assemble an effective team. Additionally, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties on the commercialization of our drug candidates. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our drug candidates if and when we receive regulatory approval or any such commercialization may experience delays or limitations.

We may be subject to additional risks related to operating in foreign countries either ourselves or through a third-party, including:

●	differing regulatory requirements in foreign countries;

●	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

●	economic weakness, including inflation or political instability in particular foreign economies and markets;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	foreign taxes, including withholding of payroll taxes;

●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

●	difficulties staffing and managing foreign operations;

●	workforce uncertainty in countries where labor unrest is more common than in the United States;

●	potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign regulations;

●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

●	business interruptions resulting from geopolitical actions, including war and terrorism.

If we fail to obtain and sustain an adequate level of coverage and reimbursement for our drug candidates by third-party payors, sales would be adversely affected.

We expect patients who have cancer to need chronic treatment but we anticipate that most patients will rely on coverage and reimbursement by a third-party payor, such as Medicare, Medicaid or a private health insurer, to pay for such treatment. There will be no commercially viable market for our drug candidates without coverage and reimbursement from third-party payors. Additionally, even if we obtain third-party payor coverage and reimbursement for our drug candidates, if the level of coverage and reimbursement is below our expectations, our revenue and gross margins will be adversely affected.

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor can be an expensive and time-consuming process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payor. We cannot be certain if and when it will obtain formulary approval to allow us to sell our drug candidates, if approved, into its target markets. Even if we obtain formulary approval, third-party payors, may carefully review and increasingly question the coverage of, and challenge the prices charged for, drugs. Reimbursement rates from third-party payors vary depending on the payor, the insurance plan and other factors. A current trend in the United States health care industry is toward cost containment. Large public and private payors, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels for, particular treatments. Such third-party payors, including Medicare, are questioning the coverage of, and challenging the prices charged for medical products and services, and many third-party payors limit coverage of, or reimbursement for, newly approved health care products.

In addition, there may be significant delays in obtaining such coverage and reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacture, sale and distribution expenses.

We cannot be sure that reimbursement will be available for its drug candidates and, if coverage and reimbursement are available, what the level of reimbursement will be. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Reimbursement may impact the demand for, and the price of, our drug candidates, if approved. Assuming we obtain coverage for its drug candidates by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with those medications. Patients are unlikely to use our drug candidates unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of such drug candidates. Therefore, coverage and adequate reimbursement is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new products when more established or lower cost therapeutic alternatives are already available or subsequently become available.

Outside the United States, international operations are generally subject to extensive governmental price controls and market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, China and other countries will put pressure on the pricing and usage of its drug candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medicinal products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our drug candidates, if approved. Accordingly, in markets outside the United States, the reimbursement for our drug candidates compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

Our future success depends on our ability to retain key executives and to attract, retain, and motivate qualified personnel.

We are highly dependent on the research, clinical and business development expertise of Yinglin Mark Xu, its Chairman, Chief Executive Officer, and President; Wentao Jason Wu, its Chief Operating Officer; as well as the other principal members of its management, scientific, and clinical team. We have not entered into employment letter agreements with all of its executive officers. Under the employment agreements we have entered with executive officers, any of them may terminate his or her employment with it at any time. We do not maintain key person insurance for any of its executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist it in formulating its research, development, and commercialization strategy. Our consultants and advisors may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high-quality personnel, its ability to pursue its growth strategy will be limited. While we are working on rectifying its failure to put proper employment arrangements in place in the past for certain senior management positions, it is uncertain that such failure could be retroactively rectified completely.

Recruiting and retaining qualified management, scientific, clinical, manufacturing, and sales and marketing personnel will also be critical to our success. The loss of the services of its executive officers or other key employees could impede the achievement of our research, development, and commercialization objectives and seriously harm its ability to successfully implement its business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of, and commercialize drugs. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain, or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, even though Dr. James Jiayuan Tong, the current Bison Chief Executive Officer, remains as a Chief Strategy Officer at the combined entity, our management will be required to devote significant time to new compliance initiatives from its status as a U.S. public company, which may require it to recruit more management personnel. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

We will need to develop and expand our business, and we may encounter difficulties in managing this development and expansion, which could disrupt its operations.

As of the date of this Annual Report, there were 27 full-time and 8 part-time employees and consultants in our total staff headcount of 35. To manage its anticipated development and expansion, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of their attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. If our management is unable to effectively manage its expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of the Company.

Product liability claims or lawsuits could cause us to incur substantial liabilities.

We will face an inherent risk of product liability exposure related to the testing of our drug candidates in human clinical trials and will face an even greater risk if we commercially sell any drug candidates that we may develop. If we cannot successfully defend ourselves against claims that our drug candidates caused injuries, we could incur substantial liabilities.

Although we maintain product liability insurance coverage, it may not be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Our Current Charter provides for an exclusive forum for any derivative action or proceeding brought on our behalf, which may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for such disputes and may discourage lawsuits with respect to such claims.

Our Current Charter specifies that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees or agents to us or our stockholders; (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or amended and restated bylaws; or (iv) any action asserting a claim against us governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Securities Act, the Exchange Act or rules and regulations thereunder. We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, these provisions may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our restated certificate of incorporation to be inapplicable or unenforceable in such action.

Our internal IT systems, or those of our third-party CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of its drug candidates’ development programs.

Despite the implementation of security measures, our internal IT systems and those of its third-party CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. While we have not experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in its operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data for its drug candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to its data or applications or other data or applications relating to its technology or drug candidates, or inappropriate disclosure of confidential or proprietary information, including health information collected through clinical trials, we could incur liabilities and the further development of its drug candidates could be delayed.

Risks Related to Government Regulation

The regulatory approval process is highly uncertain and we may not obtain approval under the Accelerated Approval Program or the conventional pathway, as required for the commercialization.

The research, testing, manufacturing, labeling, approval, selling, import, export, pricing and reimbursement, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory agencies in the United States and other countries, which regulations differ from country to country. Neither we nor any future collaboration partner is permitted to market a drug product in the United States until we receive approval of an NDA from the FDA. We have not submitted an application or obtained marketing approval for any drug candidate anywhere in the world. Obtaining regulatory approval of an NDA, even under the Accelerated Approval Program, can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:

●	warning letters;

●	civil and criminal penalties;

●	injunctions;

●	withdrawal of regulatory approval of products;

●	product seizure or detention;

●	product recalls;

●	total or partial suspension of production; and

●	refusal to approve pending NDAs or supplements to approved NDAs.

Prior to obtaining approval to commercialize a drug candidate in the United States or abroad, We or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or other foreign regulatory agencies, that such drug candidates are safe and effective for their intended uses. The number of nonclinical and clinical studies and trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. We may seek approval for one or more drug candidates under the FDA’s Accelerated Approval Program, which would allow it to demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, but it will be subject to rigorous post-marketing requirements, including the completion of one or more confirmatory post-marketing trials to verify the clinical benefit of the product candidate. If unable to obtain approval under the Accelerated Approval Program, we will have to pursue a conventional approval pathway. In addition, in such case, the FDA could determine that any pivotal Phase 3 clinical trials we have conducted are not sufficient to support approval under the conventional pathway. Results from nonclinical and clinical trials and studies can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our drug candidate is promising, such data may not be sufficient to support approval by the FDA and other regulatory agencies. Administering drug candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA or other regulatory agencies denying approval of a drug candidate for any or all targeted indications.

Both accelerated and conventional regulatory approval pathways of an NDA or NDA supplement are not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the approval process and we may encounter matters with the FDA that require us to expend additional time and resources and delay or prevent the approval of our drug candidates. For example, the FDA may require us to conduct additional studies or trials either prior to approval or post-marketing, such as additional drug-drug interaction studies or safety or efficacy studies or trials, or it may object to elements of our clinical development program such as the number of subjects enrolled in its current clinical trials from the United States. Despite the time and expense exerted, failure can occur at any stage. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to, the following:

●	a drug candidate may not be deemed safe or effective;

●	the FDA might not approve our trial design and analysis plan;

●	the FDA may not find the data from nonclinical and clinical studies and trials sufficient;

●	clinical inspection(s) by the FDA or other regulatory authorities may result in unacceptable findings that could negatively impact approval;

●	the FDA might not accept or deem acceptable a third-party manufacturers’ processes or facilities; or

●	the FDA may change its approval policies or adopt new regulations.

If we fail to demonstrate safety and efficacy in clinical trials or do not gain regulatory approval, our business and results of operations will be materially and adversely harmed. Additionally, if the FDA requires that we conduct additional clinical trials, places limitations on product use in our FDA-approved labeling, delays approval to market or limits the use of any drug candidate, our business and results of operations may be harmed.

We are conducting and may in the future conduct clinical trials for our drug candidates outside the United States and the FDA may not accept data from such trials.

Although the FDA may accept data from clinical trials conducted outside the United States in support of safety and efficacy claims, this is subject to certain conditions. For example, such foreign clinical trials should be conducted in accordance with GCPs, including review and approval by an independent ethics committee and obtaining the informed consent from subjects of the clinical trials. The foreign clinical data should also be applicable to the U.S. population and U.S. medical practice. Other factors that may affect the acceptance of foreign clinical data include differences in clinical conditions, study populations or regulatory requirements between the United States and the foreign country. To the extent that we have conducted, are conducting, and will conduct trials with majority enrollment outside the United States, the FDA may not accept our foreign clinical data, and in such event, we may be required to re-conduct the relevant clinical trials within the United States, which would be costly and time-consuming, and which could have a material and adverse effect on its ability to carry out its business plans.

Even if we receive regulatory approval for any of our drug candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our drug candidates, if approved, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experiences unanticipated problems.

Even if a drug is approved by the FDA and/or foreign regulatory agencies, regulatory agencies may still impose significant restrictions on a product’s indicated uses or marketing or impose various ongoing requirements. Furthermore, any new legislation addressing drug safety issues could result in delays or increased costs to assure compliance. In addition, if a drug receives approval under the FDA’s Accelerated Approval Program, it will be subject to special post-marketing requirements, including the completion of confirmatory post-marketing clinical trials to verify the clinical benefit of the product, and submission to the FDA of all promotional materials prior to their dissemination. The FDA could seek to withdraw the approval for multiple reasons, including if we fail to conduct any required confirmatory post-marketing trial with due diligence, a confirmatory post-marketing trial does not confirm the predicted clinical benefit, other evidence shows that the product is not safe or effective under the conditions of use, or we disseminate promotional materials that are found by the FDA to be false and misleading.

If any of our drug candidates receives approval under the Accelerated Approval Program, it will be subject to ongoing regulatory requirements for conducting post-marketing clinical studies and trials, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information, including both federal and state requirements in the United States. In addition, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to the current Good Manufacturing Practices, or “cGMP”. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we must conduct the confirmatory post-marketing trial in a diligent manner and we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with requirements concerning advertising and promotion. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote any product, if approved, for indications or uses for which it does not have FDA approval.

If any of our product candidates receives approval under the Accelerated Approval Program but we fail to conduct the required confirmatory post-marketing trials with due diligence or such post-marketing trials fail to confirm the clinical profile or risks and benefits, the FDA may withdraw its approval. If a regulatory agency discovers previously unknown problems with a product, if approved, such as AEs of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing, or labeling of a product, the regulatory agency may impose restrictions on the product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may:

●	issue warning letters;

●	impose civil or criminal penalties;

●	suspend regulatory approval;

●	suspend any of our ongoing clinical trials;

●	refuse to approve pending applications or supplements to approved applications submitted by us;

●	impose restrictions on our operations, including closing our contract manufacturers’ facilities; or

●	seize or detain products or require a product recall.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenues. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected. Additionally, if we are unable to generate revenues from the sale of any of product candidates, if approved, our potential for achieving profitability will be diminished and the capital necessary to fund our operations will be increased.

The regulatory requirements and policies may change, and additional government regulations may be enacted for which we may also be required to comply. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or in other countries. If we or any future collaboration partner are not able to maintain regulatory compliance, we or such collaboration partner, as applicable, may face government enforcement action and our business will suffer.

We may be exposed to liabilities under the U.S. Foreign Corrupt Practices Act, or FCPA, and Chinese anti-corruption laws, and any determination that we have violated these laws could have a material adverse effect on our business or our reputation.

We are subject to the FCPA. The FCPA generally prohibits us from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We are also subject to the anti-bribery laws of other jurisdictions, particularly China. As our business expands, the applicability of the FCPA and other anti-bribery laws to our operations will increase. Our procedures and controls to monitor anti-bribery compliance may fail to protect us from reckless or criminal acts committed by our employees or agents. If we, due to either our own deliberate or inadvertent acts or those of others, fails to comply with applicable anti-bribery laws, our reputation could be harmed and we could incur criminal or civil penalties, other sanctions and/or significant expenses, which could have a material adverse effect on our business, including our financial condition, results of operations, cash flows and prospects.

Our business may be affected by litigation and government investigations.

We may from time to time receive inquiries and subpoenas and other types of information requests from government authorities and others and it may become subject to claims and other actions related to our business activities. While the ultimate outcome of investigations, inquiries, information requests and legal proceedings is difficult to predict, defense of litigation claims can be expensive, time-consuming and distracting, and adverse resolutions or settlements of those matters may result in, among other things, modification of our business practices, costs and significant payments, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we or our current or future collaborators, manufacturers or service providers fail to comply with healthcare laws and regulations, we or they could be subject to enforcement actions, which could affect our ability to develop, market and sell our products and may harm our reputation.

Although we do not currently have any products on the market, once our drug candidates or clinical trials are covered by federal health care programs, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal, state and foreign governments of the jurisdictions in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any therapeutic candidates for which we obtain marketing approval. Our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we would market, sell or distribute our therapeutic candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include, but are not limited to, the following:

●	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons from soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual for a healthcare item or service, or the purchasing or ordering of an item or service, for which payment may be made, in whole or in part, under a federal healthcare program, such as Medicare or Medicaid;

●	the U.S. federal False Claims Act, which imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

●	HIPAA includes a fraud and abuse provision referred to as the HIPAA All-Payor Fraud Law, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program (i.e., not just federal healthcare programs), or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	HIPAA, as amended by HITECH, and its implementing regulations, which impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

●	the federal Physician Payment Sunshine Act and the implementing regulations, also referred to as “Open Payments,” issued under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, which require that manufacturers of pharmaceutical and biological drugs reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program report to the Department of Health and Human Services all consulting fees, travel reimbursements, research grants, and other payments, transfers of value or gifts made to U.S.-licensed physicians and U.S. teaching hospitals with limited exceptions; and

●	analogous state laws and regulations, such as, state anti-kickback and false claims laws potentially applicable to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and state transparency laws that require the reporting of certain pricing information; among other state laws.

Ensuring that our future business arrangements with third-parties comply with applicable healthcare laws and regulations could involve substantial costs. If our operations are found to be in violation of any such requirements, we may be subject to penalties, including civil or criminal penalties, monetary damages, the curtailment or restructuring of its operations, or exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, any of which could adversely affect its financial results. Although an effective compliance program can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause it to incur significant legal expenses and could divert our management’s attention from the operation of its business, even if its defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

If we or our current or future collaborators, manufacturers or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could affect its ability to develop, market and sell its therapeutics successfully and could harm our reputation and lead to reduced acceptance of its therapeutics by the market. These enforcement actions include, among others:

●	adverse regulatory inspection findings;

●	warning or untitled letters;

●	voluntary product recalls or public notification or medical product safety alerts to healthcare professionals;

●	restrictions on, or prohibitions against, marketing our therapeutics;

●	restrictions on, or prohibitions against, importation or exportation of our therapeutics;

●	suspension of review or refusal to approve pending applications or supplements to approved applications;

●	exclusion from participation in government-funded healthcare programs;

●	exclusion from eligibility for the award of government contracts for our therapeutics;

●	FDA debarment;

●	suspension or withdrawal of therapeutic approvals;

●	seizures or administrative detention of therapeutics;

●	injunctions; and

●	civil and criminal penalties and fines.

The healthcare industry is heavily regulated in the U.S. at the federal, state, and local levels, and our failure to comply with applicable requirements may subject us to penalties and negatively affect our financial condition.

As a healthcare company, our operations, clinical trial activities and interactions with healthcare providers may be subject to extensive regulation in the U.S., particularly if the Company receives FDA approval for any of its therapeutics in the future. For example, if we receive FDA approval for a therapeutic for which reimbursement is available under a federal healthcare program (e.g., Medicare, Medicaid), we would be subject to a variety of federal laws and regulations, including those that prohibit the filing of false or improper claims for payment by federal healthcare programs (e.g., the False Claims Act), prohibit unlawful inducements for the referral of business reimbursable by federal healthcare programs (e.g., the federal Anti-Kickback Statute), and require disclosure of certain payments or other transfers of value made to U.S.-licensed physicians and teaching hospitals, or Open Payments. We are not able to predict how third parties will interpret these laws and apply applicable governmental guidance and may challenge our practices and activities under one or more of these laws. If our past or present operations are found to be in violation of any of these laws, we could be subject to civil and criminal penalties, which could hurt our business, our operations and financial condition.

Similarly, HIPAA prohibits, among other offenses, knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors, or falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for items or services under a health care benefit program. To the extent that it acts as a business associate to a healthcare provider engaging in electronic transactions, we may also be subject to the privacy and security provisions of HIPAA, as amended by HITECH, which restricts the use and disclosure of patient-identifiable health information, mandates the adoption of standards relating to the privacy and security of patient-identifiable health information, and requires the reporting of certain security breaches to healthcare provider customers with respect to such information. Additionally, many states have enacted similar laws that may impose more stringent requirements on entities like us. Failure to comply with applicable laws and regulations could result in substantial penalties and adversely affect our financial condition and results of operations.

If approved, our product candidates may cause or contribute to adverse medical events that it is required to report to regulatory agencies and if we fail to do so it could be subject to sanctions that would materially harm its business.

If we are successful in commercializing any product candidate, FDA and most foreign regulatory agency regulations require that we report certain information about adverse medical events if the product may have caused or contributed to those AEs. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report AEs within the prescribed timeframe. We may also fail to appreciate a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of a product, if approved. If we fail to comply with our reporting obligations, the FDA or a foreign regulatory agency could take action, including criminal prosecution, the imposition of civil monetary penalties, and seizure of our products, if approved.

Our ability to obtain services, reimbursement or funding from the federal government may be impacted by possible reductions in federal spending.

U.S. federal government agencies currently face potentially significant spending reductions. The Budget Control Act of 2011, or the “BCA,” established a Joint Select Committee on Deficit Reduction, which was tasked with achieving a reduction in the federal debt level of at least $1.2 trillion. That committee did not draft a proposal by the BCA’s deadline. As a result, automatic cuts, referred to as sequestration, in various federal programs were scheduled to take place, beginning in January 2013, although the American Taxpayer Relief Act of 2012 delayed the BCA’s automatic cuts until March 1, 2013. While the Medicare program’s eligibility and scope of benefits are generally exempt from these cuts, Medicare payments to providers and Part D health plans are not exempt. The BCA did, however, provide that the Medicare cuts to providers and Part D health plans would not exceed two percent. President Obama issued the sequestration order on March 1, 2013, and cuts went into effect on April 1, 2013. Additionally, the Bipartisan Budget Act of 2018 extended sequestration for Medicare through fiscal year 2027.

The U.S. federal budget remains in flux, which could, among other things, cut Medicare payments to providers. Although the BBA passed in February 2018 enacts a two-year federal spending agreement and raises the federal spending cap on non-defense spending for fiscal years 2018 and 2019, the Medicare program is frequently identified as a target for spending cuts. The full impact on our business of any future cuts in Medicare or other programs is uncertain. In addition, we cannot predict any impact President Trump’s administration and the U.S. Congress may have on the federal budget. If federal spending is reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health, to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve therapeutic research and development, manufacturing, and marketing activities, which may delay our ability to develop, market, and sell any drugs it may develop.

Our business may be affected by litigation and government investigations.

We may from time to time receive inquiries and subpoenas and other types of information requests from government authorities and others and it may become subject to claims and other actions related to its business activities. While the ultimate outcome of investigations, inquiries, information requests and legal proceedings is difficult to predict, defense of litigation claims can be expensive, time-consuming and distracting, and adverse resolutions or settlements of those matters may result in, among other things, modification of our business practices, costs and significant payments, any of which could have a material adverse effect on its business, financial condition, results of operations and prospects.

Legislative or regulatory FDA reforms in the United States may make it more difficult and costly for us to obtain regulatory clearance or approval and to produce, market and distribute its products after clearance or approval is obtained.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our drug candidates. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of our drug candidates. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:

●	additional clinical trials to be conducted prior to obtaining approval;

●	changes to manufacturing methods;

●	recall, replacement, or discontinuance of our drug candidates, if approved; and

●	additional record keeping.

Each of these would likely entail substantial time and cost and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals would harm its business, financial condition and results of operations.

Further, the United States and some foreign jurisdictions have enacted or are considering a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products, if approved, and profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access.

In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including the Patient Protection and Affordable Care Act (the “PPACA”), which contains provisions that may potentially reduce the profitability of products, including, for example, increased rebates for products sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. There have been judicial and Congressional challenges to the PPACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law, including the repeal, effective January 1, 2019, of the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the PPACA, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Moreover, the Bipartisan Budget Act of 2018, among other things, amends the PPACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount to eligible beneficiaries during their coverage gap period that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In the future, there may be additional challenges and amendments to the PPACA. It remains to be seen precisely what new legislation will provide, when it will be enacted, and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare, including the cost of pharmaceutical products.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains additional drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to end Medicare Part B coverage of medications and to shift those medication costs to Medicare Part D, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize its drug candidates for which it may receive regulatory approval in the future.

Any therapeutics we develop may become subject to unfavorable pricing regulations, third party coverage and reimbursement practices or healthcare reform initiatives, thereby harming our business.

The regulations that govern marketing approvals, pricing and reimbursement for new therapeutics vary widely from country to country. Some countries require approval of the sale price of a therapeutic before it can be marketed. In many countries, the pricing review period begins after marketing or therapeutic licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. Although we intend to monitor these regulations, our programs are currently in the early stages of development and we will not be able to assess the impact of price regulations for a number of years. As a result, we might obtain regulatory approval for a therapeutic in a particular country, but then be subject to price regulations that delay its commercial launch of the therapeutic and negatively impact the revenues we are able to generate from the sale of the therapeutic in that country.

Our ability to commercialize any therapeutics successfully also will depend in part on the extent to which coverage and reimbursement for these therapeutics and related treatments will be available from government health administration authorities, private health insurers and other organizations. However, there may be significant delays in obtaining coverage for newly-approved therapeutics. Moreover, eligibility for coverage does not necessarily signify that a therapeutic will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution costs. Also, interim payments for new therapeutics, if applicable, may be insufficient to cover our costs and may not be made permanent. Thus, even if we succeed in bringing one or more therapeutics to the market, these therapeutics may not be considered cost-effective, and the amount reimbursed for any therapeutics may be insufficient to allow us to sell its therapeutics on a competitive basis. Because its programs are in the early stages of development, we are unable at this time to determine their cost effectiveness or the likely level or method of reimbursement. Increasingly, the third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are seeking greater upfront discounts, additional rebates and other concessions to reduce the prices for therapeutics. If the price we are able to charge for any therapeutics it develops, or the reimbursement provided for such therapeutics, is inadequate in light of its development and other costs, its return on investment could be adversely affected.

We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare, and specifically, therapeutics, and legislative and regulatory proposals to broaden the availability of healthcare will continue to affect the business and financial condition of pharmaceutical and biotechnology companies. A number of legislative and regulatory changes in the healthcare system in the U.S. and other major healthcare markets have been proposed. These developments could, directly or indirectly, affect our ability to sell its therapeutics, if approved, at a favorable price.

Risks Related to Our Dependence on Third Parties

We depend on third party manufacturers for the manufacture of our drug candidates as well as on third parties for our supply chain, and if we experience problems with any of these third parties, the manufacture of our drug candidates or products could be delayed, which could harm our results of operations.

We rely on third-party manufacturers to manufacture our drug candidates, such reliance entails risks to which we would not be subject to if we manufactured drug candidates or products ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our drug candidates or any products we may eventually commercialize in accordance with its specifications) and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA, NMPA and other regulatory authorities require that our drug candidates and any products that we may eventually commercialize be manufactured according to the current Good Manufacturing Practices, or “cGMP,” standards. Any failure by its third-party manufacturers to comply with cGMP standards or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of drug candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our drug candidates. In addition, such failure could be the basis for the FDA, NMPA, or other regulatory authorities to issue a warning or untitled letter, withdraw approvals for drug candidates previously granted to us, or take other regulatory or legal action, including recall or seizure, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention or product, refusal to permit the import or export of products, injunction, or imposing civil and criminal penalties.

We rely on third parties to conduct our pre-clinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business could be substantially harmed.

We have relied upon and plan to continue to rely upon third-party CROs to conduct, monitor and/or manage some of our ongoing pre-clinical and clinical programs. We rely on these parties for execution of our pre-clinical studies and clinical trials, and controls only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory, and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We also rely on third parties to assist in conducting our pre-clinical studies in accordance with Good Laboratory Practices, or “GLP,” and the Administrative Regulations on Experimental Animals, or the Animal Welfare Act requirements. We and our CROs are required to comply with GCP, regulations and guidelines enforced by the FDA, NMPA, and comparable foreign regulatory authorities for all of our drug candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, investigators, and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in its clinical trials may be deemed unreliable and the FDA, NMPA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving its marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of its clinical trials comply with International Conference on Harmonisation-Good Clinical Practice, or “ICH-GCP,” requirements. In addition, our clinical trials must be conducted with product produced under the cGMP requirements. Failure to comply with these regulations may require us to repeat pre-clinical and clinical trials, which would delay the regulatory approval process.

Our CROs are not our employees, and except for remedies available to us under our agreements with such CROs. We cannot control whether or not they devote sufficient time and resources to our on-going clinical, non-clinical, and pre-clinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines or if the quality or accuracy of the clinical data they obtain are compromised due to their failure to adhere to our clinical protocols, regulatory requirements, or for other reasons, our clinical trials may be extended, delayed, or terminated and we may not be able to obtain regulatory approval for or successfully commercialize its drug candidates. As a result, our results of operations and the commercial prospects for its drug candidates would be harmed, our costs could increase, and our ability to generate revenues could be delayed or compromised.

If we lose our relationships with CROs, our drug development efforts could be delayed.

We rely on third-party vendors and CROs for some of our pre-clinical studies and clinical trials related to our drug development efforts. Switching or adding additional CROs involves additional cost and requires management’s time and focus. Our CROs have the right to terminate their agreements with us in the event of an uncured material breach. As the date hereof, we are in arbitration with one CRO regarding disputes on invoices addressed to us and have a lawsuit with another CRO for breach of contract as a result of unpaid invoices. For more details about the legal proceedings with the CROs, please see “Item 3 Legal Proceedings” on page 87. In addition, some of our CROs have the ability to terminate their respective agreements with us if it can be reasonably demonstrated that the safety of the subjects participating in our clinical trials warrants such termination, if we make a general assignment for the benefit of our creditors, or if we are liquidated. Identifying, qualifying, and managing performance of third-party service providers can be difficult and time-consuming, and will cause delays in its development programs. In addition, there is a natural transition period when a new CRO commences work and the new CRO may not provide the same type or level of services as the original provider. If any of our relationships with our third-party CROs are terminated, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms, and we may not be able to meet our desired clinical development timelines.

Our employees, principal investigators, CROs, and consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk that our employees, principal investigators, CROs, and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate the regulations of the FDA, the Centers for Medicare and Medicaid Services (“CMS”), the Department of Health and Human Services (“HHS”), Office of Inspector General (“OIG”), and other regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities, healthcare fraud and abuse laws and regulations in the United States and abroad, or laws that require the reporting of financial information or data accurately. In particular, sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our pre-clinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to its reputation. We intend to adopt, prior to the completion of the Merger, a code of conduct, and other applicable policies and procedures, applicable to all of our employees, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and it is not successful in defending itself or asserting its rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of its operations, any of which could adversely affect our ability to operate its business and its results of operations.

Risks Related to Doing Business in China

We face risks related to natural disasters, health epidemics and other outbreaks, which could significantly disrupt our results of operations.

Our business could be materially and adversely affected by natural disasters, health epidemics or other public safety concerns affecting the PRC, and particularly Shanghai. Natural disasters may give rise to server interruptions to construction business as well as adversely affect our ability to operate our production facility. In recent years, there have been outbreaks of epidemics in China and globally, such as the coronavirus originated in Wuhan city at the end of 2019, H1N1 flu, avian flu or another epidemic. China has resulted in travel disruption and has affected certain companies’ operations in China. Our business operations could be disrupted by any of these epidemics. In addition, our results of operations could be adversely affected to the extent that any health epidemic harms the Chinese economy in general. A prolonged outbreak of any of these illnesses or other adverse public health developments in China or elsewhere in the world could have a material adverse effect on our business operations. Such outbreaks could significantly impact the construction and transportation industries, which could severely disrupt our operations and adversely affect our business, financial condition and results of operations. Our headquarter is located in Shanghai, where our management and employees currently reside. Our suppliers and research collaborators also have operations in locations exposed to similar dangers. Consequently, if any natural disasters, health epidemics or other public safety concerns were to affect Shanghai or cause travel restriction in or out of Shanghai or its surrounding areas, our operation may experience material disruptions, which may materially and adversely affect our business, financial condition and results of operations. At this point, the extent to which the coronavirus may impact our results is uncertain.

Pharmaceutical companies in China are required to comply with extensive regulations and hold a number of permits and licenses to carry on their business. Our ability to obtain and maintain these regulatory approvals is uncertain, and future government regulation may place additional burdens on our efforts to commercialize our drug candidates.

The pharmaceutical industry in China is subject to extensive government regulation and supervision. The regulatory framework addresses all aspects of operating in the pharmaceutical industry, including approval, registration, production, distribution, packaging, labelling, storage and shipment, advertising, licensing and certification requirements and procedures, periodic renewal and reassessment processes, registration of new drugs, and environmental protection. Violation of applicable laws and regulations may materially and adversely affect our business. In order to commercialize its drug candidates and manufacture and distribute pharmaceutical products in China, we are required to:

●	obtain a pharmaceutical manufacturing permit and Good Manufacturing Practice (“GMP”) certificate for each production facility from the NMPA and its relevant branches for trading and distribution of drugs not manufactured by the drug registration certificate holder;

●	obtain a drug registration certificate, which includes a drug approval number, from the NMPA for each drug manufactured by it;

●	obtain a pharmaceutical distribution permit and good supply practice, or “GSP,” certificate from the NMPA and its relevant branches; and

●	renew the pharmaceutical manufacturing permits, the pharmaceutical distribution permits, drug registration certificates, GMP certificates, and GSP certificates every five years, among other requirements.

If we are unable to obtain or renew such permits or any other permits or licenses required for its operations, we will not be able to engage in the commercialization, manufacture, and distribution of our drug candidates and our business may be adversely affected.

The regulatory framework governing the pharmaceutical industry in China is subject to changes and amendments from time to time. In recent years, the regulatory framework in China regarding the pharmaceutical industry has undergone significant changes, and we expect that it will continue to undergo significant changes. Any such changes or amendments may result in increased compliance costs on its business or cause delays in or prevent the successful development or commercialization of its drug candidates in China and reduce the current benefits we believe are available to us from developing and manufacturing drugs in China. Chinese authorities have become increasingly vigilant in enforcing laws in the pharmaceutical industry and any failure by us or our partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of its business activities in China. We believe our strategy and approach is aligned with the Chinese government’s policies, but we cannot ensure that its strategy and approach will continue to be aligned.

If we fail to comply with environmental, health, and safety laws and regulations of the PRC, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health, and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment, and disposal of hazardous materials and wastes. Our operations primarily occur in China and involve the use of hazardous materials, including chemical materials. Our operations also produce hazardous waste products. We are therefore subject to PRC laws and regulations concerning the discharge of waste water, gaseous waste, and solid waste during its processes of research and development of drugs. Although we engage competent third-party contractors for the transfer and disposal of these materials and wastes, we may not at all times comply fully with environmental regulations. Any violation of these regulations may result in substantial fines, criminal sanctions, revocations of operating permits, shutdown of its facilities, and obligation to take corrective measures. We cannot completely eliminate the risk of contamination or injury from these materials and wastes. In the event of contamination or injury resulting from the use or discharge of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed its resources. we also could incur significant costs associated with civil, administrative, or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover costs and expenses incurred due to on-the-job injuries to our employees and third-party liability insurance for injuries caused by unexpected seepage, pollution, or contamination, such insurance may not provide adequate coverage against potential liabilities. Furthermore, the PRC government may take steps towards the adoption of more stringent environmental regulations. Due to the possibility of unanticipated regulatory or other developments, the amount and timing of future environmental expenditures may vary substantially from those currently anticipated. If there is any unanticipated change in the environmental regulations, we may need to incur substantial capital expenditures to install, replace, upgrade, or supplement our manufacturing facility and equipment or make operational changes to limit any adverse impact or potential adverse impact on the environment in order to comply with new environmental protection laws and regulations. If such costs become prohibitively expensive, we may be forced to cease certain aspects of our business operations.

The audit report for Xynomic Pharma’s financial statements for fiscal year ended December 31, 2018 included in this annual report is prepared by an auditor who is not inspected by the Public Company Accounting Oversight Board and, as such, our investors are deprived of the benefits of such inspection.

The independent registered public accounting firm that issued the audit report for the fiscal year ended December 31, 2018 included elsewhere in this report, is located in China, a jurisdiction where the Public Company Accounting Oversight Board (United States), or the PCAOB is currently unable to conduct inspections without the approval of the PRC authorities, such auditor is not currently inspected by the PCAOB.

In May 2013, the PCAOB announced that it had entered into a Memorandum of Understanding on Enforcement Cooperation with the China Securities Regulatory Commission, or CSRC, and the PRC Ministry of Finance, which establishes a cooperative framework between the parties for the production and exchange of audit documents relevant to investigations undertaken by the PCAOB, the CSRC or the PRC Ministry of Finance in the United States and the PRC, respectively. The PCAOB continues to be in discussions with the CSRC and the PRC Ministry of Finance to permit joint inspections in the PRC of audit firms that are registered with PCAOB and audit Chinese companies that trade on U.S. exchanges.

On December 7, 2018, the SEC and the PCAOB issued a joint statement highlighting continued challenges faced by the U.S. regulators in their oversight of financial statement audits of U.S.-listed companies with significant operations in China.

On April 21, 2020, the SEC and the PCAOB issued another joint statement reiterating the greater risk that disclosures will be insufficient in many emerging markets, including China, compared to those made by U.S. domestic companies. In discussing the specific issues related to the greater risk, the statement again highlights the PCAOB’s inability to inspect audit work papers and practices of accounting firms in China, with respect to their audit work of U.S. reporting companies. However, it remains unclear what further actions, if any, the SEC and the PCAOB will take to address the problem.

Inspections of other firms that the PCAOB has conducted outside China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. This lack of PCAOB inspections in China prevents the PCAOB from regularly evaluating our auditor’s audits and its quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of our auditor’s procedures or quality control procedures to audit our consolidated financial statements for the fiscal year ended December 31, 2018, as compared to auditors outside of China that are subject to PCAOB inspections including our auditor that issues the audit report for the fiscal year ended December 31, 2019 included elsewhere in this report. As a result, investors may lose confidence in our reported financial information and procedures and the quality of our financial statements for the year ended December 31, 2018.

If additional remedial measures are imposed on the “big four” PRC-based accounting firms, including Xynomic Pharma’s independent registered public accounting firm for the consolidated financial statements for the fiscal years ended December 31, 2018, in administrative proceedings brought by the SEC alleging those firms’ failure to meet specific criteria set by the SEC with respect to requests for the production of documents, we could be unable to assure you that would not impact Xynomic Pharma’s financial statements for fiscal year ended  December 31, 2018.

Starting in 2011, the PRC affiliates of the “big four” accounting firms, including Xynomic Pharma’s independent registered public accounting firm that issued the audit report included in this annual report for the consolidated financial statements for fiscal year ended December 31, 2018, were affected by a conflict between U.S. and PRC law. Specifically, for certain U.S. listed companies operating and audited in mainland China, the SEC and the PCAOB sought to obtain from the PRC-based accounting firms access to their audit work papers and related documents. The firms were, however, advised and directed that under PRC law they could not respond directly to the U.S. regulators on those requests, and that requests by foreign regulators for access to such papers in China had to be channeled through the China Securities Regulatory Commission, or the CSRC.

In late 2012, this impasse led the SEC to commence administrative proceedings under Rule 102(e) of its Rules of Practice and also under the Sarbanes-Oxley Act of 2002 against the PRC-based accounting firms, including Xynomic Pharma’s independent registered public accounting firm that issued the audit report included in this annual report for the consolidated financial statements for fiscal year ended December 31, 2018. In January 2014, the administrative law judge reached an initial decision to impose penalties on the firms including a temporary suspension of their right to practice before the SEC. The accounting firms filed a petition for review of the initial decision. In February 2015, before a review by the commissioners of the SEC had taken place, the firms reached a settlement with the SEC. Under the settlement, the SEC accepts that future requests by the SEC for the production of documents will normally be made to the CSRC. The firms were to receive matching Section 106 requests, and were required to abide by a detailed set of procedures with respect to such requests, which in substance required them to facilitate production via the CSRC. Under the terms of the settlement, the underlying proceeding against the four China-based accounting firms was deemed dismissed with prejudice four years after entry of the settlement.  The  four-year mark  occurred on February 6, 2019. While we cannot predict if the SEC will further challenge the four China-based accounting firms’ compliance with U.S. law in connection with U.S. regulatory requests for audit work papers or if the results of such a challenge would result in the SEC imposing penalties such as suspensions. If additional remedial measures are imposed on the Chinese affiliates of the “big four” accounting firms, including Xynomic Pharma’s independent registered public accounting firm that issued the audit report included in this annual report for the consolidated financial statements for the fiscal year  ended December 31, 2018, we could not assure you that would not impact Xynomic Pharma’s financial statements for the fiscal year  ended December 31, 2018; and subsequently impact the trading of our securities and our compliance with the SEC reporting and registration of securities.

The PRC’s economic, political, and social conditions, as well as governmental policies, could affect the business environment and financial markets in China, and our ability to operate its business, maintain its liquidity, and keep our access to capital.

A significant portion of our operations are conducted in China. Accordingly, our business, results of operations, financial condition, and prospects may be influenced to a significant degree by economic, political, legal, and social conditions in China. China’s economy differs from the economies of developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources. While the PRC economy has experienced significant growth over the past 30 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures may benefit the overall PRC economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are currently applicable to it. In addition, in the past the PRC government implemented certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity in China, which may adversely affect our business and results of operation. More generally, if the business environment in China deteriorates from the perspective of domestic or international investment, our business in China may also be adversely affected.

Uncertainties with respect to the PRC legal system and changes in laws, regulations, and policies in China could materially and adversely affect us.

We conduct our business primarily through our subsidiaries in China. PRC laws and regulations govern our operations in China. Our subsidiaries are generally subject to laws and regulations applicable to foreign investments in China, which may not sufficiently cover all of the aspects of our economic activities in China. In addition, the implementation of laws and regulations may be in part based on government policies and internal rules that are subject to the interpretation and discretion of different government agencies (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not always be aware of any potential violation of these policies and rules. Such unpredictability regarding its contractual, property, and procedural rights could adversely affect our business and impede our ability to continue our operations. Furthermore, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy in Chinese legal system than in more developed legal systems. These uncertainties could materially and adversely affect our business and results of operations.

In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

Restrictions on dividend distribution and currency exchange may limit our PRC Subsidiaries to distribute dividend to us or limit our ability to utilize revenues generated by our PRC subsidiaries effectively.

A portion of our future revenue potentially will be generated by our PRC subsidiaries. Under PRC laws and regulations, our PRC subsidiaries, each of which is a wholly foreign-owned enterprise, may pay dividends only out of its respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends.

In addition, our PRC subsidiaries will generate primarily all of their revenue in RMB and the Chinese government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. Such control and restrictions could affect the ability of our PRC subsidiaries to remit sufficient foreign currency to us for us to pay dividends or make other payments or otherwise to satisfy our foreign currency denominated obligations. The RMB is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans, including loans that we may secure from our PRC subsidiaries. Currently, our PRC subsidiaries may purchase foreign currency for settlement of “current account transactions,” including payment of dividends to us, without the approval of the state administration of foreign exchange, or the “SAFE.”, by complying with certain procedural requirements. However, in response to the persistent capital outflow in China and the RMB’s depreciation against the U.S. dollar, the relevant Chinese governmental authorities have tightened up their control over currency exchange. Any existing and future restrictions on currency exchange could limit our ability to utilize revenue generated in RMB to fund our business activities outside of China or pay dividends in US dollars to our shareholders. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE and other relevant Chinese governmental authorities. This could affect our ability to obtain foreign currency through debt or equity financing for our subsidiaries. Any limitation on the ability of our PRC subsidiaries to pay dividends or make other kinds of payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

Restrictions on currency exchange may limit our ability to receive and use financing in foreign currencies effectively.

Our PRC subsidiaries’ ability to obtain foreign exchange is subject to significant foreign exchange controls and, in the case of transactions under the capital account, requires the approval of and/or registration with PRC government authorities, including the SAFE. In particular, if we finance its PRC subsidiaries by means of foreign debts from us or other foreign lenders, the amount is not allowed to, among other things, exceed the statutory limits and such loans must be registered with the local counterpart of the SAFE. If we finance its PRC subsidiaries by means of additional capital contributions, the amount of these capital contributions must first be approved or filed by the relevant government approval authority.

In light of the various requirements imposed by PRC regulations on loans to, and direct investment in, PRC entities by offshore holding companies, we cannot assure you that it will be able to complete the necessary government registrations or obtain the necessary government approval on a timely basis, if at all, with respect to future loans or capital contributions by us to our PRC subsidiaries. If we fail to complete such registrations or obtain such approval, our ability to use the proceeds we receive from this offering and to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Any failure to comply with PRC regulations regarding the registration requirements for our employee equity incentive plans may subject it to fines and other legal or administrative sanctions, which could adversely affect its business, financial condition and results of operations.

In February 2012, the SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plans of Overseas Publicly Listed Companies, or the Stock Option Rules. In accordance with the Stock Option Rules and relevant rules and regulations, PRC citizens or non-PRC citizens residing in China for a continuous period of not less than one year, who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be a PRC subsidiary of such overseas listed company, and complete certain procedures. Our PRC subsidiaries and our employees who are PRC citizens or who reside in China for a continuous period of not less than one year and who participate in our stock incentive plan will be subject to such regulation. We plan to assist our employees to register their share options or shares. However, any failure of our PRC individual beneficial owners and holders of share options or shares to comply with the SAFE registration requirements may subject them to fines and legal sanctions and may limit the ability of our PRC subsidiaries to distribute dividends to us. we also face regulatory uncertainties that could restrict its ability to adopt additional incentive plans for our directors and employees under PRC law.

Risks Related to Intellectual Property

If we breach a license agreement or other intellectual property-related agreements for our drug candidates or otherwise experience disruptions to our business relationships with its licensors, we could lose the ability to continue the development and commercialization of ours drug candidates.

Our business relies, in large part, on our ability to develop and commercialize drug candidates it has licensed and sublicensed from third parties, including abexinostat from Pharmacyclics and XP-102 and XP-105 from Boehringer Ingelheim. If our licensors breach such agreements, we may not be able to enforce such agreements against our licensors’ parent entity or affiliates. Under each of our licenses and intellectual property-related agreements, in exchange for licensing or sublicensing to Xynomic the right to develop and commercialize the applicable drug candidates, our licensors will be eligible to receive from milestone payments, royalties from commercial sales of such drug candidates, assuming relevant approvals from government authorities are obtained, or other payments. Our licenses and intellectual property-related agreements also require it to comply with other obligations including development and diligence obligations, providing certain information regarding our activities with respect to such drug candidates, and/or maintaining the confidentiality of information it receives from our licensors.

If we fail to meet any of our material obligations under our license and intellectual property-related agreements, our licensors have the right to terminate their licenses and sublicenses and, upon the effective date of such termination, have the right to re-obtain the licensed and sub-licensed technology and intellectual property. While we would expect to exercise all rights and remedies available to it, including seeking to cure any breaches by it, and otherwise seek to preserve our rights under the intellectual property rights licensed and sublicensed to it, we may not be able to do so in a timely manner, at an acceptable cost, or at all. In particular, some of the milestone payments are payable upon our drug candidates reaching development milestones and before we have commercialized, or received any revenue from the sales of such drug candidates, and we cannot guarantee that it will have sufficient resources to make such milestone payments. Any uncured material breach under the license agreements could result in our loss of exclusive rights and may lead to a complete termination of our rights to the applicable drug candidate. Any of the foregoing could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed or sublicensed prevents or impairs our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected drug candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

We depend on our licensors or patent owners of our in-licensed patent rights to prosecute and maintain patents and patent applications that are material to our business. Any failure by our licensors or such patent owners to effectively protect these patent rights could adversely impact our business and operations.

We have licensed and sublicensed patent rights from third parties for some of our development programs, including abexinostat from Pharmacyclics and XP-102 and XP-105 from Boehringer Ingelheim. As a licensee and sublicensee of third parties, we rely on these third parties to file and prosecute patent applications, maintain patents, and otherwise protect the licensed intellectual property under certain of our license agreements. In addition, we have not had and does not have primary control over these activities for certain of our patents or patent applications and other intellectual property rights that it jointly owns with certain of our licensors and sub-licensors. We cannot be certain that these patents and patent applications have been or will be prepared, filed, prosecuted, or maintained by such third parties in compliance with applicable laws and regulations, in a manner consistent with the best interests of our business, or in a manner that will result in valid and enforceable patents or other intellectual property rights that cover our drug candidates. If our licensors or such third parties fail to prepare, prosecute, or maintain such patent applications and patents, or lose rights to those patent applications or patents, the rights we have licensed may be reduced or eliminated, and our rights to develop and commercialize any of our drug candidates that are subject of such licensed rights could be adversely affected.

If we are unable to obtain and maintain patent protection for our drug candidates through intellectual property rights, or if the scope of such intellectual property rights obtained is not sufficiently broad, third parties may compete directly against us.

Our success depends, in part, on our ability to protect our drug candidates from competition by obtaining, maintaining, and enforcing our intellectual property rights, including patent rights. We seek to protect the drug candidates and technology that it considers commercially important by filing U.S., PRC, and international patent applications, relying on trade secrets or pharmaceutical regulatory protection or employing a combination of these methods. We also seek to protect our proprietary position by in-licensing intellectual property relating to our technology and drug candidates. We do not own or exclusively license any issued patents with respect to certain of our drug candidates in all territories in which it plans to commercialize our drug candidates. If we or our licensors are unable to obtain or maintain patent protection with respect to our drug candidates and technology it develops, our business, financial condition, results of operations, and prospects could be materially harmed.

The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, our license and intellectual property-related agreements may not provide it with exclusive rights to use our in-licensed intellectual property rights relating to the applicable drug candidates in all relevant fields of use and in all territories in which it may wish to develop or commercialize our technology and products in the future.

Patents may be invalidated and patent applications may not be granted for a number of reasons, including known or unknown prior art, deficiencies in the patent application, or the lack of novelty of the underlying invention or technology. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors, and any other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases, not at all. Therefore, we cannot be certain that it or our licensors were the first to make the inventions claimed in our owned or in-licensed patents or pending patent applications or that we or our licensors were the first to file for patent protection of such inventions. Furthermore, the PRC and, recently, the United States have adopted the “first-to-file” system under which whoever first files a patent application will be awarded the patent if all other patentability requirements are met. Under the first-to-file system, third parties may be granted a patent relating to a technology, which we invented.

In addition, under the PRC Patent Law, any organization or individual that applies for a patent in a foreign country for an invention or utility model accomplished in China is required to report to the State Intellectual Property Office, or “SIPO,” for confidentiality examination. Otherwise, if an application is later filed in China, the patent right will not be granted. Moreover, even if a patent is granted from any of the applications, the grant of a patent is not conclusive as to our scope, validity, or enforceability.

The coverage claimed in a patent application can be significantly reduced before the patent is issued, and our scope can be reinterpreted after issuance. Even if patent applications we currently, or in the future, license or own are issued as patents, they may not be issued in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with it, or otherwise provide us with any competitive advantage. In addition, the patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain.

The issuance of a patent is not conclusive as to our inventorship, scope, validity, or enforceability, and our patents may be challenged in the courts or patent offices in the PRC, United States, and abroad. We and our licensors may be subject to a third-party pre-issuance submission of prior art to the United States Patent and Trademark Office, or “USPTO,” or become involved in opposition, derivation, revocation, re-examination, post-grant and inter parties review, or interference proceedings or similar proceedings in foreign jurisdictions challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding, or litigation could reduce the scope of, or invalidate, our owned or in-licensed patent rights, allow third parties to commercialize our technology or drug candidates and compete directly with us without payments to it, or result in our inability to manufacture or commercialize drug candidates without infringing, misappropriating, or otherwise violating third-party patent rights. Moreover, Xynomic, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge the priority of our or our licensor’s invention or other features of patentability of our owned or in-licensed patents and patent applications. Such challenges may result in the loss of patent rights, the loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and drug candidates. Such proceedings also may result in substantial costs and require significant time from our scientists and management, even if the eventual outcome is favorable to it. Consequently, we do not know whether any of our technologies or drug candidates will be protectable or remain protected by valid and enforceable patents. Xynomic’s competitors or other third parties may be able to circumvent our owned or in-licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

Furthermore, the terms of patents are finite. The patents we own or in-license and the patents that may issue from our currently pending owned and in-licensed patent applications generally have a 20-year protection period starting from the earliest filing date of such patents and patent applications. Given the amount of time required for the development, testing, and regulatory review of new drug candidates, patents protecting such drug candidates might expire before or shortly after such drug candidates are commercialized. As a result, our owned or in-licensed patents and patent applications may not provide it with sufficient rights to exclude others from commercializing products similar or identical to those of Xynomic. Moreover, some of our patents and patent applications are, and may in the future be, co-owned with third parties. If it is unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to Xynomic. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

We may not be able to protect our intellectual property and proprietary rights throughout the world.

Filing, prosecuting, maintaining, and defending patents on drug candidates in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or PRC or from selling or importing products made using our inventions in or into the United States, the PRC, or other jurisdictions. Competitors may use our technologies in jurisdictions where it has not obtained patent protection to develop their own competing products and, in addition, may export otherwise infringing products to territories where we have patent protection or licenses but the enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions, including China. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that it initiates, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that it develops or licenses.

Furthermore, many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.

If our drug candidates infringe, misappropriate, or otherwise violate the intellectual property rights of third parties, we may incur substantial liabilities, and it may not be able to sell or commercialize these drug candidates.

Our commercial success depends significantly on our ability to develop, manufacture, market, and sell our drug candidates and use our proprietary technologies without infringing, misappropriating, or otherwise violating the patents and other proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. In the PRC and the United States, invention patent applications are generally maintained in confidence until their publication, which typically is 18 months after the filing date. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made and invention patent applications were filed. Even after reasonable investigation, we may not know with certainty whether any third party may have filed a patent application without our knowledge while it is still developing or producing that product. We may become a party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our technologies and any drug candidates it may develop, including interference proceedings, post-grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions.

Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable, and infringed, which could materially and adversely affect our ability to commercialize any drug candidates it may develop and any other drug candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. There is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent.

If we are found to infringe a third party’s patent rights, and is unsuccessful in demonstrating that such patents are invalid or unenforceable, we could be required to:

●	obtain royalty-bearing licenses from such third party to such patents, which may not be available on commercially reasonable terms, if at all, and even if we were able to obtain such licenses, they could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to Xynomic, and could require it to make substantial licensing and royalty payments;

●	defend litigation or administrative proceedings;

●	reformulate product(s) so that it does not infringe the intellectual property rights of others, which may not be possible or could be very expensive and time consuming;

●	cease developing, manufacturing, and commercializing the infringing technology or drug candidates; and

●	pay such third party significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right.

Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar material adverse effect on our business, financial condition, results of operations, and prospects. Even if we are successful in such litigation or administrative proceedings, such litigation and proceedings may be costly and could result in a substantial diversion of management resources. Any of the foregoing may have a material adverse effect on our business, prospects, financial condition, and results of operations.

Intellectual property litigation and proceedings could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to us, our licensor’s or other third parties’ intellectual property claims may cause us to incur significant expenses and could distract our personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than Xynomic can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

We may not be successful in obtaining necessary intellectual property rights to drug candidates for our development pipeline through acquisitions and in-licenses.

Although we also intend to develop drug candidates through our own internal research, our near-term business model is predicated, in large part, on our ability to successfully identify and acquire or in-license drug candidates to grow our drug candidate pipeline. However, we may be unable to acquire or in-license intellectual property rights relating to, or necessary for, any such drug candidates from third parties on commercially reasonable terms, or at all, because we are focusing on specific areas of care such as oncology and inflammatory and infectious diseases. In that event, it may be unable to develop or commercialize such drug candidates. We may also be unable to identify drug candidates that we believe are an appropriate strategic fit for our company and intellectual property relating to, or necessary for, such drug candidates. Any of the foregoing could have a materially adverse effect on our business, financial condition, results of operations, and prospects.

The in-licensing and acquisition of third-party intellectual property rights for drug candidates is a competitive area, and a number of more established companies are also pursuing strategies to in-license or acquire third-party intellectual property rights for drug candidates that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, cash resources, and greater clinical development and commercialization capabilities. Furthermore, companies that perceive us to be a competitor may be unwilling to assign or license rights to it. If we are unable to successfully obtain rights to suitable drug candidates, our business, financial condition, results of operations, and prospects for growth could suffer.

In addition, we expect that competition for the in-licensing or acquisition of third-party intellectual property rights for drug candidates that are attractive to it may increase in the future, which may mean fewer suitable opportunities for us as well as higher acquisition or licensing costs. We may be unable to in-license or acquire the third-party intellectual property rights for drug candidates on terms that would allow it to make an appropriate return on our investment.

Risks Related to Our Securities

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on the appreciation in the price of our common stock.

Based on our current indebtedness, financial condition and operating requirements, we do not expect to pay cash dividends on our shares. Any future dividend payments are within the absolute discretion of our board of directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, level of indebtedness, contractual restrictions with respect to payment of dividends, business opportunities, anticipated cash needs, provisions of applicable law, and other factors that our board of directors may deem relevant.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. If we cannot assess our internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting, or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations that affect public companies, which could materially adversely affect our results of operations, financial condition, business and prospects.

As a public company and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404(b) and other provisions of the Sarbanes-Oxley Act, as well as Section 14 rules implemented by the SEC. In addition, our management team will also have to adapt to the requirements of being a public company. We expect that compliance with these rules and regulations will substantially increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

The increased costs associated with operating as a public company will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our results of operations, financial condition, business and prospects.

There is uncertainty regarding Xynomic’s ability to continue in business as disclosed in its financial statements which includes a statement describing its going concern status. Xynomic’s financial status creates a doubt whether Xynomic will continue as a going concern.

Xynomic has prepared its financial statements assuming that it will continue as a going concern, however, there is substantial doubt Xynomic can continue as an ongoing business for the next twelve months. Xynomic’s independent auditor has issued an audit opinion for Xymomic with an explanatory paragraph describing an uncertainty about Xynomic’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the uncertainty regarding Xynomic’s ability to continue in business. As such Xymomic may have to cease operations and investors could lose part or all of their investment in Xynomic’s business.

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

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants (excluding any placement warrants held by our sponsor or its permitted transferees) at any time prior to their expiration, at $0.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third business day prior to the date we send proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you: (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption, our management will have the option to require any holder that wishes to exercise its warrant (including any warrants held by our sponsor, officers, directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and any trading volume could decline.

Any trading market for our Common Stock that may develop will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on us or our business. If no securities or industry analysts commence coverage of our company, the trading prices for our Common Stock could be negatively affected. If securities or industry analysts initiate coverage, and one or more of those analysts downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our Common Stock could decrease, which might cause our stock price and any trading volume to decline.

Future sales and issuances of our Common Stock or rights to purchase Common Stock, including pursuant to our equity incentive plan or otherwise, could result in dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that we will need significant additional capital in the future to continue our planned operations. To raise capital, we may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell Common Stock, convertible securities or other equity securities in more than one transaction, including issuance of equity securities pursuant to any future stock incentive plan to our officers, directors, employees and non-employee consultants for their services to us, investors in a prior transaction may be materially diluted by subsequent sales. Additionally, any such sales may result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our Common Stock. Further, any future sales of our Common Stock by us or resales of our Common Stock by our existing stockholders could cause the market price of our Common Stock to decline. Any future grants of options, warrants or other securities exercisable or convertible into our Common Stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our Common Stock.

We indemnify our directors and officers against certain liabilities and do not presently carry director and officer liability insurance.

As permitted under Delaware law and pursuant to our governing documents and indemnification agreements with certain of our officers and directors, we indemnify our directors and officers against monetary damages, including advancing expenses, to the fullest extent permitted by the Delaware law. We do not carry director and officer liability insurance, so our assets are at risk in the event of successful claims against us or our officers and directors. Our assets may not be sufficient to satisfy judgments against us and our officers and directors in the event of such successful claims. In addition, our lack of director and officer liability insurance may adversely affect our ability to attract and retain highly qualified directors and officers in the future.

Our Common Stock may be subject to the “penny stock” rules of the Securities and Exchange Commission, which may make it more difficult for stockholders to sell our Common Stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person’s account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination, and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of the Company’s Common Stock if and when such shares are eligible for sale and may cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

Our executive officers, directors, principal shareholders, and their affiliates continue to exercise significant influence over our company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

Our executive officers, directors, principal shareholders and their affiliates will beneficially hold in aggregate 86.26% of the outstanding voting power. These insiders are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

Anti-takeover provisions under Delaware law could make an acquisition of us, which may be beneficial to our shareholders, more difficult and may prevent attempts by our shareholders to replace or remove our current management.

We are currently governed by the provisions of Section 203 of the DGCL, which limits the ability of shareholders owning in excess of 15% of our outstanding voting stock to merge or combine with us. Although we believe these provisions collectively provide for an opportunity to obtain greater value for shareholders by requiring potential acquirers to negotiate with our board of directors, they would apply even if an offer rejected by our board were considered beneficial by some shareholders. In addition, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors, which is responsible for appointing the members of our management.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Xynomic stockholders have agreed to lock up their Merger Consideration Shares until February 15, 2020 (subject to certain exceptions) and our Sponsor and each of our current officers and current directors and an advisor, in each case, that hold Founder Shares (as defined below) who we refer to as our “Initial Shareholders” have agreed to lock up 50% of the 1,509,375 shares of Bison ordinary shares issued to our Sponsor and James Jiayuan Tong in a private placement prior to our initial public offering which we refer to as the “Founder Shares” until the earlier of (a) May 15, 2020, or (b) the date on which the closing price of the Company common shares equals or exceeds $12.50 per share for any 20 trading days within any 30-trading day period and lock up the remaining 50% of the Founder Shares until May 15, 2020. If our Initial Shareholders or Xynomic stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after all legal restrictions on resale lapse, the market price of our common stock could decline.

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

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities and the market price of our Common Stock may be volatile.

There is currently only a limited public market for our Common Stock and there can be no assurance that a trading market will develop further or be maintained in the future. The market price of our Common Stock has been and will likely continue to be highly volatile, as is the stock market in general. Some of the factors that may materially affect the market price of our Common Stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our Common Stock. Additionally, on May 15, 2019, we received written notice from the staff of The NASDAQ Stock Market LLC (“Nasdaq”) indicating that the Staff had determined to delist the Company’s securities from Nasdaq based upon the Company’s non-compliance with Nasdaq Listing Rules 5505(a)(3) and 5515(a)(4). On July 15, 2019, the Hearings Panel at Nasdaq (the “Panel”) denied our request for continued listing on Nasdaq based upon the Company’s non-compliance with Nasdaq Listing Rules 5505(a)(3), 5515(a)(4), and 5505(b)(1)(A). As a result, on July 17, 2019, our Common Stock was delisted from Nasdaq Stock Market and is currently trading on the OTC Pink. Our stock experienced significant pressure after these events.

These factors and the events listed above may materially adversely affect the market price of our Common Stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our Common Stock.

We may consider continuing our compliance with the Nasdaq listing requirements and to remedy our noncompliance with Nasdaq’s initial listing requirement. To that extent, we also note that on May 18, 2020, Nasdaq filed three proposals with the SEC mainly impacting companies with businesses principally administered in jurisdictions newly-defined as “Restrictive Markets.” The three new Nasdaq proposals that would apply to “Restrictive Market” companies are (1) to adopt a new requirement related to the qualifications of management; (2) to apply additional initial listing criteria related to offering size and liquidity; and (3) to apply more stringent criteria based on the qualifications of the company’s auditor. Based on the new definition of “Restricted Market” in Rule 5005(a)(37) as proposed by Nasdaq, China may be considered as a restricted market. As partial of our operations, principal executive offices, certain senior management and employees as well as certain books and records are located or maintained in China, we may be considered as a company with business principally administered in a “Restrictive Market”. As a result, if such proposals become effective, we will face additional listing criteria if we continue our listing application with Nasdaq. There can be no assurance that we will be successful in listing our common stock on the Nasdaq Capital Market.

Among which, one is to apply additional initial listing criteria for companies primarily operating in “Restricted Market”.

Pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for so long as we are an “emerging growth company.”

Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal control over financial reporting, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 until we are no longer an “emerging growth company.” We could be an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following June 23, 2022, the fifth anniversary of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, (c) our non-convertible debt issued within a three year period exceeds $1 billion, or (d) if the market value of our shares that are held by non-affiliates exceeds $700 million on the last day of our second fiscal quarter.

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

We have entered into registration rights agreement with majority shareholders of the Company which grants holders of our Founder Shares, Private Units, Working Capital Units (as hereinafter defined), Backstop Shares and the Merger Consideration Shares respective demand registration rights and piggy back registration rights. We also granted investors in the Private Unit Offering certain demand and piggy-back registration rights. The future exercise of these registration rights may have an adverse effect on the market price of our common stock.

Warrants will become exercisable for our Company common shares, which would increase the number of Company common shares eligible for future resale in the public market and result in dilution to our stockholders.

We currently have 3,259,779 warrants issued and outstanding, with each warrant entitling the holder to purchase one share of our Common Stock at a price of $11.50 per whole share, subject to adjustments. No fractional shares will be issued upon exercise of the warrants. To the extent warrants are exercised, additional shares will be issued, which will result in dilution to the then existing holders of Company common shares and increase the number of Company common shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

We may have been, and may become, subject to income tax (or an increased amount of income tax) in one or more countries, including the United States, which could materially reduce our after-tax returns and the value of Company common shares.

All or a portion of the income of our foreign subsidiaries may be treated in the United States as effectively connected with a U.S. trade or business. Whether our foreign subsidiaries have been, or will be, subject to tax in the United States is not free from doubt in light of the applicable tax law and guidance regarding activities that constitute being engaged in a trade or business in the United States for U.S. federal income tax purposes. Accordingly, the Company cannot assure you that the IRS will not contend, perhaps successfully, that our foreign subsidiary is engaged in a trade or business in the United States or is subject to more U.S. income tax than it currently incurs. A foreign corporation deemed to be so engaged would be subject to U.S. federal income tax, as well as branch profits tax, on its income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under an applicable tax treaty.

We could become subject to income tax in one or more countries, including the United States, as a result of activities performed by it, adverse developments or changes in law, contrary conclusions by the relevant tax authorities or other causes. The imposition of any of these income taxes could materially reduce the combined company’s post-tax returns available for distributions on, and consequently the value of, Company common shares.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Xynomic does not own any real estate. As of the date of this Annual Report, Xynomic has leased facilities for its Shanghai headquarters, regional offices, and research and development center, summarized in the table below. Xynomic believes that its existing facilities and other available properties will be sufficient for its needs for the foreseeable future.

Figure 15 – Leased Facilities

Site	Type of Facility	Size, Square Feet		Lease Expiration Date
Headquarters – Shanghai, China	Office	2,612		3/31/2022
Research and Development Center, Shanghai, China	Lab/Office	5,597	(1)	7/26/2021
Beijing, China	Office	646		7/31/2019
California, U.S.	Office	1,765		5/31/2025

(1)	Consists of 3,983 square feet of lab and 1,614 square feet of office.

Item 3. Legal Proceedings.

On July 12, 2019, one of the Contract Research Organizations (the “Plaintiff”) of Xynomic Pharma filed a complaint in the Complex Commercial Litigation Division of the Superior Court of the State of Delaware against Xynonmic Pharma for breach of a contract under which Xynomic Pharma engaged the Plaintiff to provide services relating to drug development research, and Xynomic Pharma allegedly failed to pay the amount due to the Plaintiff for the services performed. The Plaintiff seeks $6,992,068 from Xynomic Pharma, plus interest at the contract rate of 1% per month. Xynomic Pharma responded to the complaint on August 19, 2019. On October 31, 2019, the Plaintiff filed Amended Complaint and seeks an updated amount of $7,617,317 from Xynomic Pharma, plus interest at the contract rate of 1% per month. Xynomic Pharma responded to the Amended Complaint on November 22, 2019. On December 23, 2019, the Plaintiff filed a motion for partial summary judgment for $5,539,202 plus pre-judgment and post-judgment interest thereon at the contract rate of 1% per month. On January 24, 2020 Xynomic Pharma responded to this motion for partial summary judgment and asked the Superior Court of the State of Delaware to dismiss this case based on the requirement to resolve any dispute using arbitration first per the Master Services Agreement entered into between Xynomic Pharma and the Plaintiff. On February 21, 2020, the Plaintiff filed a Reply Brief in further support of its motion for partial summary judgment and opposition to Xynomic Pharma’s cross-motion for summary judgment.

As of December 31, 2019, Xynomic Pharma had $8,443,746 payable to the Plaintiff, including $698,022 accrued interest according to the contract.

On January 30, 2020, one of the Contract Research Organizations (the “Plaintiff 2”), filed a Demand for Arbitration with the International Centre for Dispute Resolution (ICDR), a division of the American Arbitration Association (AAA). This Demand for Arbitration is related to unpaid invoices addressed to Xynomic Pharma totaling approximately $1.9 million. Xynomic Pharma responded to this Demand for Arbitration on February 17, 2020. On March 31, 2020, Plaintiff 2 proposed a settlement amount of $1,228,826 with Xynomic Pharma.

As of December 31, 2019, Xynomic Pharma had $1,907,146 payable to the Plaintiff 2.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Holders

As of the date of this Annual Report, we had [●] holders of record of our Common Stock and [●] holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends following the filing of this Annual Report. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any cash dividends is within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Summary of Share Option Activities

The following tables summarize the Company’s share option activities for the year ended December 31, 2019:

		Weighted	Weighted
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
Granted to Employee	shares	price	years	value

Outstanding at January 1, 2019	-	$-		$-

Granted	445,810	4.86

Forfeited	(63,679)	1.18

Outstanding at December 31, 2019	382,131	$5.47	9.53	$1,001,166
Exercisable as of December 31, 2019	131,626	$3.58	9.61	$376,896

		Weighted	Weighted
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
Granted to Non-employee	shares	price	years	value

Outstanding at January 1, 2019	-	$-		$-

Granted	667,389	0.12

Forfeited	-	-

Outstanding at December 31, 2019	667,389	$0.12	9.07	$7,437,915
Exercisable as of December 31, 2019	500,542	$0.12	9.07	$5,578,436

No options were exercised during the year ended December 31, 2019.

You may find additional information regarding our equity compensation plans in Note 14 of the Notes to our Consolidated Financial Statements.

Recent Sales of Unregistered Securities

The 42,860,772 Merger Consideration Shares and the 755,873 Backstop Shares were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to the Section 4(a) (2) of the Securities Act and Regulation S promulgated under the Securities Act. The Sellers and Yinglin Mark Xu receiving the shares represented their intentions to acquire the shares for investment only and not with a view to or for sale in connection with any distribution, and appropriate restrictive legends were affixed to the certificates representing the shares. The parties also had adequate access, through business or other relationships, to information about the Company. For additional information of the Merger Consideration Shares and Backstop Shares, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview on page 89.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our financial statements and the related notes appearing elsewhere in this Annual Report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report.

Special Note Regarding Forward-Looking Statements

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Annual Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Prior to the consummation of the Business Combination with Xynomic Pharmaceuticals, Inc., a Delaware corporation (“Xynomic Pharma”) on May 15, 2019, we were a blank check company formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (a “Business Combination”). As a result of the Business Combination with Xynomic Pharma, we now are a clinical stage biopharmaceutical company that discovers and develops innovative small molecule drug candidates for the treatment of cancer in humans. Our approach is to focus on drug candidates that target both hematological malignancies and solid tumors. Our lead drug candidate is abexinostat, an orally dosed, hydroxamic acid-based small molecule histone deacetylase (“HDAC”) inhibitor. Our other clinical stage drug candidate is XP-105, an orally bioavailable kinase inhibitor, which inhibits both raptor-mTOR complex 1 and rictor-mTOR complex 2. In addition, we have several pre-clinical oncology drug candidates in its pipeline. Among these drug candidates, XP-102 (also known as BI 882370), a selective RAF inhibitor, is the closest to clinical testing. The following is a summary of our product development pipeline:

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

●	Abexinostat – our most advanced drug candidate, abexinostat, has been evaluated in 18 Phase 1/2 clinical trials for lymphoma and solid tumors. In February 2017, Xynomic Pharma entered into a license agreement with Pharmacyclics for the worldwide exclusive rights to develop and commercialize abexinostat for all human and non-human diagnostic, prophylactic, and therapeutic uses. Since its in-licensing of abexinostat, Xynomic has started enrolling patients in clinical trials for four different indications: (1) in follicular lymphoma, as a monotherapy, (2) in renal cell carcinoma, in combination with pazopanib, (3) in multiple solid tumors, in combination with Keytruda®, and (4) in diffuse large B-cell lymphoma and mantle cell lymphoma, in combination with Imbruvica®. We have received approval from China’s National Medical Products Administration (“NMPA”) to start two pivotal clinical trials in China. In these two trials, we will test abexinostat (as a single agent) as a third-line treatment of diffuse large B-cell lymphoma (“DLBCL”) and as a third-line treatment of follicular lymphoma (“FL”), respectively. In addition, we plan to initiate four clinical trials of abexinostat in the next six months.

●	XP-105 (also known as BI 860585) – In December 2018, Xynomic Pharma entered into a license agreement with Boehringer Ingelheim for the worldwide exclusive rights to develop and commercialize XP-105 (also known as BI 860585) for all human and non-human diagnostic, prophylactic, and therapeutic uses. Prior to this license, BII had completed one Phase 1 clinical trial for solid tumors. We plan to initiate one clinical trial of XP-105 against breast cancer in 2020.

●	Pre-Clinical Programs – In addition, Xynomic Pharma has several pre-clinical oncology drug candidates in its pipeline. Among these drug candidates, XP-102 (also known as BI 882370), a selective RAF inhibitor to which Xynomic Pharma obtained a worldwide exclusive license from Boehringer Ingelheim, is the closest to clinical testing. We have completed pre-IND meeting with the FDA and expect to initiate Phase I clinical trial of XP-102 against colorectal cancer and lung cancer in the first quarter of 2021.

Business Combination:

On September 12, 2018, Bison Capital Acquisition Corp., our processor at that time entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with (i) Xynomic Pharma; (ii) Bison Capital Merger Sub Inc., a Delaware corporation (“Merger Sub”) (iii) Mark Xu (“Stockholder Representative”), solely in his capacity as the Stockholder Representative thereunder.

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

Pursuant to the Merger Agreement, among other things, Merger Sub merged with and into Xynomic Pharma, with Xynomic Pharma continuing as the surviving entity and a wholly-owned subsidiary of the Company (the “Merger” and the “Surviving Company”). The merger became effective on May 15, 2019.

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

At the Closing Date, each share of Xynomic Pharma common stock and preferred stock issued and outstanding prior to May 15, 2019 (the “Effective Time”) was automatically converted into the right to receive, on a pro rata basis, the Merger Consideration Shares (as defined below), and each option to purchase Xynomic Pharma stock that was outstanding immediately prior to the Effective Time was assumed by the Company and automatically converted into an option to purchase shares of common stock, par value $0.0001 per share, of the Company (the “Common Stock”).

At the Closing Date, pursuant to the Merger Agreement, all the stockholders of Xynomic Pharma immediately prior to the closing of the Business Combination (“Xynomic Pharma stockholders”) received a number of newly issued shares of Company common stock equal to the Closing Merger Consideration divided by $10.15 per share (the “Closing Consideration Shares”). The Closing Merger Consideration equals to (a) $350,000,000, minus (i) the amount of Xynomic Pharma’s closing indebtedness, plus (ii) the amount of Xynomic Pharma’s closing cash, minus (iii) the amount of Xynomic Pharma’s transaction expenses, plus (iv) certain closing tax assets, plus (v) the amount, if any, by which Xynomic Pharma’s closing working capital exceeds an agreed upon target amount of working capital, minus (vi) the amount, if any, by which such target amount of working capital exceeds Xynomic Pharma’s closing working capital.

In addition to the Closing Consideration Shares, Xynomic Pharma stockholders received an additional 9,852,216 shares of common stock in aggregate (the “Earnout Shares” and, together with the Closing Consideration Shares, the “Merger Consideration Shares”) because that Xynomic Pharma obtained a worldwide exclusive license to the Phase II-ready oncology drug identified in the Merger Agreement (XP-105) in December 2018, prior to the Closing Date. As a result, the Company issued 42,860,772 common shares as in aggregate Merger Consideration Shares to shareholders of Xynomic Pharma immediately prior to the closing (the “Sellers”).

Pursuant to the Merger Agreement, 1,285,822 shares were deposited into an escrow account (the “Escrow Account”) to serve as security for, and the exclusive source of payment of, the Company’s indemnity rights under the Merger Agreement and any excess of the estimated Closing Merger Consideration over the final Closing Merger Consideration amount determined post-Closing.

As a result of the Business Combination, the Sellers, as the former shareholders of Xynomic Pharma, became the controlling shareholders of the Company and Xynomic Pharma became a subsidiary of the Company. The Business Combination was accounted for as a reverse merger, wherein Xynomic Pharma is considered the acquirer for accounting and financial reporting purposes.

Prior to the Business Combination, we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended). As a result of the Business Combination, we have ceased to be a “shell company” and will continue the existing business operations of Xynomic Pharma as a publicly traded company under the name “Xynomic Pharmaceuticals Holdings, Inc.”

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

On March 26, 2020, Xynomic Pharmaceuticals, Inc., a wholly owned subsidiary of ours, received a deposit in the amount of RMB24,000,000 under a non-binding letter of intent (the “LOI”) that we entered into with a pharmaceuticals company in China on January 17, 2020. Pursuant to the LOI, the parties will collaborate on the marketing and sales, in China, of certain drugs within our pipeline. In addition, the other party will make equity investment in us upon the parties entering into definitive marketing and sales agreements. The deposit is restricted for the purpose of the LOI. If the parties reach agreements, the deposit will be used towards the investment from the other party. If the parties fail to reach definitive agreements before the expiration of the LOI which is 180 days from the date of the LOI, the deposit will be refunded within 7 business days upon request.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

As of December 31, 2019, we operate through wholly-owned subsidiary in the United States, Xynomic Pharmaceuticals, Inc., which has one wholly owned subsidiary in China, Xynomic Pharmaceuticals (Nanjing) Co., Ltd. Xynomic Pharmaceuticals (Nanjing) Co., Ltd. has two wholly owned subsidiaries, namely Xynomic Pharmaceuticals (Zhongshan) Co., Ltd. and Xynomic Pharmaceuticals (Shanghai) Co., Ltd. We consolidated our financial statements in accordance with U.S. GAAP.

As of the date of this report, we have not generated any revenue. In the future, we will seek to generate revenue from drug sales and potential strategic relationships. Assuming we commence abexinostat’s pivotal clinical trials in Florida, one ongoing in the U.S. and Europe and another expected in China and such trials generate satisfactory efficacy and safety data to a commercialization approval, the earliest time we would seek to commercialize abexinostat in any region is 2021.

Since we have not generated any revenues from product sales, substantial additional financing will be required to continue to fund our research and development activities. No assurance can be given that any such financing will be available when needed or that our research and development efforts will be successful.

Our ability to fund operations is based on our ability to attract investors and our ability to borrow funds on reasonable economic terms. Historically, we have relied principally on equity financing and shareholder’s borrowings to fund our operations and business development. Our ability to continue as a going concern is dependent on management’s ability to successfully execute our business plan, which includes generating revenues after drug marketing, controlling operating expenses, as well as, continuing to obtain additional equity financing. On April 3, 2018, we issued convertible notes to Northern Light Venture Capital V, Ltd., and Bo Tan and received proceeds of $2,500,000, which were converted into 776,633 Series B Preferred Shares in August 2018. Further in August 2018, we raised $17 million by issuance of 5,281,101 Series B Preferred Shares to certain investors, including the conversion of convertible notes of $2.5 million. On May 15, 2019, we closed the business combination pursuant to an Agreement and Plan of Merger dated September 12, 2018. In connection with the consummation of the business Combination, pursuant to the Backstop Agreement dated May 1, 2019 entered into by and between Bison and Yinglin Mark Xu, Mr. Xu together with his assignee Bison Capital Holding Company Limited, purchased 755,873 shares of common stock at a price of $10.15 per share for a total consideration of $7,672,111.

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

We have prepared our financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We incurred a net loss of $25,103,835 and $28,587,624 for the years ended December 31, 2019 and 2018, respectively. Further, as of December 31, 2019 and 2018, the Group had net current liabilities (current assets less current liabilities) of $23,078,605 and $12,621,823 and accumulated deficit of $59,427,004 and $34,323,169, respectively. Our ability to continue as a going concern is dependent on our ability to raise capital to fund our current research and development activities and future business plans. Additionally, volatility in the capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds. These factors raise substantial doubt about our ability to continue as a going concern within twelve months from the date these financial statements are issued. The financial statements included herein do not include any adjustments that might be necessary should we be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part IV of this Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and expenses in the consolidated financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s consolidated financial statements include valuation of ordinary shares issued for share-based compensation, the fair value of the ordinary shares to determine the existence of beneficial conversion feature of the redeemable convertible preferred shares and recoverability of deferred tax assets. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and any recorded impairment. Depreciation on property and equipment is calculated on the straight-line method over the following useful lives of the assets.

Electronic equipment	3 years
Lab equipment	3-10 years
Leasehold improvement	The shorter of lease terms and estimated useful lives

Research and Development Expenses

Elements of research and development expenses primarily include (1) payroll and other related costs of personnel engaged in research and development activities, (2) in-licensed patent rights fee of exclusive development rights of drugs granted to the Group, (3) costs related to preclinical testing of the Group’s technologies under development and clinical trials such as payments to contract research organizations (“CROs”), (4) costs to develop the product candidates, including raw materials and supplies related expenses, such as payments to contract manufacture organizations (“CMOs”), (5) other research and development expenses. Research and development expenses are charged to expense as incurred when these expenditures relate to the Group’s research and development services and have no alternative future uses. The conditions enabling capitalization of development costs as an asset have not yet been met and, therefore, all development expenditures are recognized in statements of comprehensive loss when incurred.

Share-based Compensation

We granted share options to our selected employee and non-employee consultants.

Share-based awards granted to employees with service conditions attached are measured at the grant date fair value and are recognized as an expense using graded vesting method over the requisite service period, which is generally the vesting period. The forfeitures are accounted for when they occur.

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

Commitments and Contingencies

In the normal course of business, the Group is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, lawsuits, and non-income tax matters. An accrual for a loss contingency is recognized when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed.

Results of Operations

The Year Ended December 31, 2019 as Compared to the Year Ended December 31, 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Year Ended
	December 31,
	2019	2018
Operating expenses:
Research and development	$12,090,710	$25,159,602
General and administrative	12,922,046	3,049,353
General and administrative to related parties	25,908	362,336

Total operating expenses	25,038,664	28,571,291
Loss from operations	(25,038,664)	(28,571,291)

Other income/(expenses)
Investment income	-	16,541
Interest income	2,630	-
Interest expenses to a related party	(67,801)	(32,874)
Net loss	$(25,103,835)	$(28,587,624)

Research and Development Expense

Research and development expense was $12.09 million for the year ended December 31, 2019, compared to research and development expense of $25.16 million for the same period in 2018, representing a decrease of $13.07 million or 51.9%. The substantial decrease was mainly because the Company accelerated the research and development of Abexinostat and the launch of clinic trials in the second half of year 2018. As the Company started phase 3 clinic trials, the cost increased significantly. However, the Company encountered cashflow restraint after the Merger, it slowed down the Clinical trials in the US and switched the focus to China since the cost of the Clinical trials is substantially lower than those in US and Europe.

Research and development expense for the year ended December 31, 2018 was mainly comprised of the following items:

●	$18.5 million expenses related to clinical development costs associated with abexinostat;

●	$1.0 million payments to external IND-enabling pre-clinical and toxicology studies as well as the commencement of manufacturing activities for XP-102;

●	$3.5 million milestone payments of license fee for abexinostat;

●	$1.0 million upfront payments of license fee for XP-105.

Research and development expense for the year ended December 31, 2019 was mainly comprised of the following items:

●	$8.78 million clinical development costs associated with abexinostat;

●	$0.67 million external IND-enabling pre-clinical and toxicology studies for XP-102;

●	$1.60 million payments of research and development staff costs;

●	$0.49 million other research and development expenses such as insurances, travel expenses, depreciation, rental and office supplies.

General and Administrative Expense

General and administrative expense was $12.92 million for the year ended December 31, 2019, compared to general and administrative expense of $3.05 million for the same period in 2018, representing an increase of $9.87 million or 323.8%. The substantial increase was mainly due to the $8.07 million of share-based compensation expense related to the options Xynomic issued to three employees and a consultant. There was no option issued in year 2018.

The Business Combination was consummated in May 2019 and therefore we incurred significantly higher professional fees, listing fees and other expenses during the year ended December 31, 2019 compared to the same period of 2018. Additionally, during the year ended December 31, 2019, we incurred $1.11 million interest expense associated with the overdue invoices from third-party research and development service providers. The main items were as follows, in addition to the above-mentioned share-based compensation and interest expense:

●	Consulting and professional fees including external legal fees, external auditing fees, corporate communications, public relations costs and other listing costs related to increased $0.25 million during the year ended December 31, 2019 when compared to the same period in year 2018.

●	personnel salaries and employee benefits increased $0.38 million during the year ended December 31, 2019 compared to that in the year ended December 31, 2018;

We expect that our general and administrative expense will decrease in future periods since: 1) we will not incur the expenses associated with the Business Combination in the future; 2) share based compensation cost will significantly decrease since the cost incurred in the year ended December 31, 2019 was mainly due to compensation to a non-employee to facilitate the consummation of the Business Combination, and 75% of options were vested immediately upon the Business Combination.

General and administrative to related parties

General and administrative expenses to related parties was $0.03 million for year ended December 31, 2019, compared to general and administrative expense of $0.36 million for the same period in 2018, representing a decrease of $0.33 million or 91.7%. The decrease was mainly because: 1) Eigenbridge, Inc., a company affiliated with Yong Cui, one of Xynomic Pharma’s shareholders and Former Vice President of Chemistry, Manufacturing and Controls, provided specialized advisory services to Xynomic Pharma in year 2018 and Xynomic Pharma recognized general and administrative of $0.24 million for year 2018 and $0.03 million for the year 2019; 2) we recognized consulting service of $0.12 million to Bridge Pharm International Inc., one of our shareholders, for the year 2018.

Interest Expense to a Related Party

Xynomic Nanjing accrued interest expense of $0.07 million for the advance from Zhongshan Bison Healthcare Investment Limited, a limited partnership holding 1,553,265 shares of Series B preferred stock of Xynomic representing approximately 2.96% equity interest expense in Xynomic immediately prior to the Closing (“Zhongshan Bison”) for the year ended December 31, 2019. The interest for the year ended December 31, 2018 was $0.03 million. The increase of $0.04 million or 106.2% was because the interest accrual started from August 2018.

Liquidity and Capital Resources

Sources of Liquidity

From inception through the date of the Closing, Xynomic Pharma has financed its operations primarily through gross proceeds of $21.8 million from private placements of preferred shares, and proceeds of $4.8 million from debt financing.

From inception through the date of the Closing, Xynomic Pharmaceuticals (Nanjing) Co., Ltd. borrowed $0.9 million from Shanghai Jingshu Venture Capital Center pursuant to a loan agreement signed in April 2018 and repaid such loan in August 2018; Xynomic Pharmaceuticals (Nanjing) Co., Ltd. borrowed $1.4 million from Zhongshan Bison Healthcare Investment Limited (Limited Partnership) pursuant to a loan agreement signed in May 2018 and has repaid $1.0 million by the date of the Closing; and we borrowed $2.5 million from Yinglin Mark Xu by the date of the Closing pursuant to a bridge loan agreement signed in August 2017.

In addition, on May 15, 2019, in connection with the consummation of the Business Combination, we closed a backstop subscription whereby Mr. Yinglin Mark Xu together with his assignee Bison Capital Holding Company Limited, purchased 755,873 shares of common stock at a price of $10.15 per share for a total consideration of $7.7 million. $4.97 million of the total consideration was paid in cash by Yinglin Mark Xu, $2.56 million consideration was paid by conversion of Yinglin Mark Xu’s $2.56 million loan to Xynomic Pharma, and $0.14 million consideration was paid by conversion of Bison Capital’s $0.14 million loan to Bison.

Subsequent to the consummation of the Business Combination, Bison Capital made additional $0.3 million loans to us, and Mr. Yinglin Mark Xu made $1.6 million loans to us. At December 31, 2019, we had $0.4 million outstanding loan balance owed to Bison Capital and $1.6 million owed to Mr. Yinglin Mark Xu.

As of December 31, 2019, we had cash of $0.09 million.

Our recurring losses from operations since inception and the net current liabilities (current assets less current liabilities) as of December 31, 2019 raise substantial doubt about our ability to continue as a going concern within twelve months from the date these financial statements are issued. Our ability to fund operations is based on our ability to attract investors and its ability to borrow funds on reasonable economic terms.

We also plan to attract institutional investors. Further, we can adjust the pace of its clinical development and patient recruitment and control the operating expenses incurred by us.

We currently do not have any commitments to obtain additional funds other than a potential public offering pursuant to a registration statement in Form S-1, as amended, initially filed on July 11, 2019; and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. If we cannot obtain the necessary funding, it will need to delay, scale back or eliminate some or all of our research and development programs to: commercialize potential products or technologies that we might otherwise seek to develop or commercialize independently; consider other various strategic alternatives, including another merger or sale of us; or cease operations. If we engage in collaborations, we may receive lower consideration upon commercialization of such products than if we had not entered into such arrangements or if we entered into such arrangements at later stages in the product development process.

We have prepared our financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred recurring losses from operations since inception. We incurred a net loss of $25,103,835 for the year ended December 31, 2019. Further, as of December 31, 2019, the Group had net current liabilities (current assets less current liabilities) of $23,078,605 and accumulated deficit of $59,427,004. Our ability to continue as a going concern is dependent on our ability to raise capital to fund its current research and development activities and future business plans. Additionally, volatility in the capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds. These factors raise substantial doubt about our ability to continue as a going concern within twelve months from the date these financial statements are issued. The financial statements included herein do not include any adjustments that might be necessary should we be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

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

Cash Flows

The following table provides information regarding our cash flows for the periods reported:

	Years ended December 31,
	2019	2018
Net cash used in operating activities	$(10,674,666)	$(14,723,189)
Net cash provided by/(used in) investing activities	63,262,353	(129,351)
Net cash (used in)/provided by financing activities	(57,220,482)	19,570,965
Effect of foreign exchange rate changes on cash	(20,914)	(72,399)
Net (decrease)/increase in cash	$(4,653,709)	$4,646,026

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $10.67 million and $14.72 million for the years ended December 31, 2019 and 2018, respectively. The net cash used in operating activities in the year ended December 31, 2019 was mainly due to the $25.10 million net operating loss offset by $8.07 million share-based compensation and $6.35 million increase in accrued expenses and other payables. The net cash used in operating activities in the year ended December 31, 2018 was mainly due to the $28.59 million net operating loss off set by $14.07 million increase in accrued expenses and other payables.

Net Cash Provided by/(Used in) Investing Activities

Net cash used in investing activities was $0.13 million for the year ended December 31, 2018 which was mainly due to the purchase of properties and equipment to be used in research and development activities. Net cash provided by investing activities was $63.26 million for the year ended December 31, 2019 which is mainly due to cash withdrawn from our trust account to pay redeeming shareholders.

Net Cash (Used in)/Provided by Financing Activities

Net cash provided by financing activities was $19.57 million for the year ended December 31, 2018 and net cash used in financing activities was $57.22 million for the year ended December 31, 2019. Net cash provided by financing activities during the year ended December 31, 2018 was primarily from $14.5 million Series B convertible preferred shares issued, $2.5 million convertible notes issued, $1.40 million advance from Zhongshan Bison Healthcare Investment Limited (Limited Partnership) and $1.40 million financing provided by Yinglin Mark Xu. Net cash used in financing activities during the year ended December 31, 2019 was primarily due to the payment of $64 million to redeeming shareholders and $0.73 million payment to repay the advance from a Series B preferred shareholder of Xynomic Pharma. The cash outflow was off-set by cash inflow of $5.00 million proceeds from Yinglin Mark Xu for Backstop Shares purchase, $2.17 million loan from Yinglin Mark Xu and $0.44 million loan from Bison Capital.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development, initiates clinical trials, and seek marketing approval for our drug candidates. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of potential collaborators. Furthermore, as a public reporting company, we will incur additional costs associated with operating as a public company. Accordingly, we may need to obtain substantial additional funding so that we can support our continuing operations. If we are unable to raise capital when needed, or are unable to raise capital on favorable terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

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

If we raise funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams, research programs, or drug candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate our drug development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2019:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 years

Debt repayments (1)	$2,503,088	$2,503,088	-	-	-

(1)	Consists of payment obligations for loan agreement with Bison Capital and Zhongshan Bison Healthcare Investment Limited (Limited Partnership). As of December 31, 2019, we had $404,900 in outstanding principal under the agreement with Bison Capital, $467,451 outstanding principal and interest under the agreement with Zhongshan Bison Healthcare Investment Limited (Limited Partnership), and $1,630,737 outstanding principal under the agreement with Mr. Yinglin Mark Xu.

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

Xynomic Pharma enters into agreements in the normal course of business with contract research organizations (“CRO”) for clinical trials and clinical supply manufacturing and with vendors for pre-clinical research studies, synthetic chemistry, and other services and products for operating purposes. We have not included these payments in the table of contractual obligations above since the contracts are cancelable at any time by us, generally upon 30 days prior written notice to the vendor.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2019, we had $2.62 million liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our labor costs and clinical trial costs. We do not believe that inflation had a material effect on its business, financial condition, or results of operations since its inception.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-32 comprising a portion of this Annual Report on Form 10-K.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective.

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

Management’s Report on Internal Controls Over Financial Reporting

As of December 31, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 updated Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that are considered to be material weaknesses as described herein below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses, as of December 31, 2019:

1. The Company has not designed or implemented an effective system of internal controls. As a result, the Company does not have (i) segregation of duties and evidence of fiduciary oversight related to the financial statement close process, cash disbursements process, contract approval process and time and expense reimbursement process; (ii) formally documented accounting policies and procedures that are effective and consistently applied in accordance with GAAP; and (iii) effective controls and resources to address the accounting requirements for new accounting pronouncements.

2. The Company’s financial statement close process and disclosure controls and procedures, including the secondary review and approval of financial information generated to prepare the consolidated financial statements, and the lack of integration of the underlying IT systems used to consolidate the Company’s subsidiaries, are ineffective. As a result, the Company may not be unable to close its books or fulfill its SEC reporting requirements in a timely manner.

The Company intends to remediate these material weaknesses by (i) hiring additional resources to effectively allow for segregation of duties, formally documenting accounting policies, and ensuring compliance with accounting requirements, and (ii) adopting the financial systems in place companywide to support a timely financial statement close, secondary reviews, and consolidation of the Company’s subsidiaries within an integrated financial solution.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented. We continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. However, due to the limited cash flow we are currently having, we cannot assure you when we will be able to implement those remediation methods.

Because we are a smaller reporting company, this report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

As of the date of this Annual Report, our directors and officers are as set forth in the table below. There are no family relationships between any of our directors or senior management. There are no arrangements or understandings with major shareholders, customers, suppliers or others, pursuant to which any person referred to above was selected as a director or member of senior management. The Company is not aware of any agreements or arrangements between any director and any person or entity other than the Company relating to the compensation or other payments in connection with such director’s candidacy or service as a director of the Company.

Name	Age	Position
Yinglin Mark Xu	49	Chairman, Chief Executive Officer, and President
Wentao Jason Wu	53	Chief Operating Officer
Tingzhi Qian	41	Executive Director
Jiayuan James Tong	46	Chief Strategy Officer, Executive Vice President, and Executive Director
Sophia Paspal	49	Chief Development Officer
Jinwei Coco Kou	39	Chief Financial Officer and the Chief Accounting Officer
Charles Vincent Prizzi	45	Independent Director
Thomas Folinsbee	52	Independent Director
Richard Peidong Wu	55	Independent Director
Adam Inglis	41	Independent Director

Set forth below is certain biographical information regarding each of our directors and executive officers as of the date of this Annual Report.

Mr. Yinglin Mark Xu is Chairman, Chief Executive Officer, Interim Chief Financail Officer and Preseident of Xynomic and the co-Founder, Chairman, Chief Executive Officer and President of Xynomic Pharma. From 2009-2016, Mr. Xu served as the Greater China General Manager of Trout Group, a leading global investor relations and strategic advisory firm servicing the life sciences industry. From 2005-2007, Mr. Xu co-founded Bridge Labs, which was later acquired by Pharmaron Holdings. From 2007-2009, Mr. Xu co-founded Pacific Biopharma Group, which merged with Pharmacyclics, Inc., structured as a strategic investment, in 2009. Through these two ventures, Mr. Xu helped generate significant return on investment for co-founders and investors. Prior to 2005, Mr. Xu held various positions in the U.S. at leading multinational corporations, including Berlex Laboratories (a Schering AG company), McKesson Corporation, Stanford Research Institute International, BAS, and UL. Mr. Xu holds a MBA from Stanford University, a MS in Chemistry from Purdue University and a BA in Chemistry (Magna Cum Laude) from Hanover College.

Dr. Wentao Jason Wu is Chief Operating Officer of Xynomic and Xynomic Pharma. From 2009-2015, Dr. Wu served as a Senior Consultant for Humphris Industrials Group, a leading CRO company based in China and US servicing mainly the China pharmaceutical and biotech industries. From 2004-2009, Dr. Wu was the Head of Research & Development Center of American Oriental Bioengineering, a public company listed on NYSE. From 2002-2004, Dr. Wu worked as Business Development Director at Hutchison Medpharma, an early stage pharmaceutical development company based in Hong Kong and Shanghai. Prior to 2002, Dr. Wu held various positions in the U.S at leading multinational pharmaceutical companies including Eli Lilly and Merck. Dr. Wu holds a PhD from Purdue University and a MBA from Indiana University.

Mr. Tingzhi Qian is a director of Xynomic. He is also the CEO and Founding Partner of Prosperico Ventures, a private equity fund specialized in the healthcare and biopharmaceutical industries. Since the founding of Prosperico Ventures in 2014, Mr. Qin has led and completed more than 40 investments, including equity investment in Xynomic Pharmaceuticals, Inc. From 2008-2013, Mr. Qian served as Director of Global Investments & Strategies of Fosun Group and played a leading role in the leverage buyout of Alma Lasers (2013) as well as in the investment and restructuring of United Family Hospitals and Chindex (2010). From 2004 to 2008, Mr. Qian worked as a strategy consultant at Accenture and ADL in China, after serving in managerial functions at GSK Bio and Nestle in Europe. Mr. Qian holds a Master in Management from HEC Paris, a MS in Biochemical Engineering from Ecole Polytech Clermont-Ferrand and a BS in Genetics from Fudan University.

Dr. Jiayuan James Tong is Chief Strategy Officer, Executive Vice President and a director of Xynomic. He was the Chief Executive Officer and a director of Bison until the consummation of the Business Combination. Since October 2015, Dr. Tong has served as a Partner of our sponsor. Dr. Tong has served as a Venture Partner at Delta Capital, a venture capital and early growth investment firm, since September 2015. From December 2014 until September 2015, Dr. Tong worked as an advisor to Delta Capital. From 2010 to November 2014, he worked as Chief Financial Officer at Tianyin Pharmaceutical Co., Inc., a U.S. public company that manufactures and sells biopharmaceutical herbal medicines, branded generics and other pharmaceuticals in Asia. From 2008 to 2010, Dr. Tong worked as Vice President in the investment banking department at Roth Capital, an investment banking firm headquartered in Newport Beach, CA. In 2007, Dr. Tong was a biotech equity research analyst for Rodman & Renshaw. In 2006, Dr. Tong was principal investigator at the Grass Foundation Laboratory at the Marine Biological Laboratory, Woods Hole, MA. From 2002 to 2005, Dr. Tong was a Postdoctoral Research Fellow at Center for Molecular Medicine and Mitochondrial Genetics at the University of California, Irvine focusing on Neurofibromatosis, cognitive disorders and longevity research. Dr. Tong graduated from Peking University Healthcare Center with a Medical Degree in 1996 and from Stony Brook University and Cold Spring Harbor Laboratory with a Doctor of Philosophy degree majored in Neurobiology and Behavior in 2002.

Dr. Sophia Paspal is the Chief Development Officer of Xynomic. From 2017 to January 2019, Dr. Paspal worked at Capricor Therapeutics, Inc. and Cellics Therapeutics, Inc., holding the same title. From 2015 to 2017 Dr. Paspal worked as the Director of Regulatory Affairs, Oncology, at Halozyme Therapeutics Inc. From 2014 to 2015 Dr. Paspal worked as Associate Director of Regulatory Affairs, Neurology, for Dart NeuroScience LLC. Prior to 2014, Dr. Paspal worked for companies such as Shire PLC, Allergan, Inc., and Pfizer in developing and implementing regulatory strategies and obtaining and maintaining regulatory approvals. Dr. Paspal holds Regulatory Affairs Certification (RAC) and Drug Development Certification from Temple University RA and QA Program. Dr. Paspal holds a Bachelor of Science in Chemistry and Ph.D. in Pharmaceutics from the University of Minnesota, Twin Cities in Minnesota.

Ms. Jinwei Coco Kou is the Chief Financial Officer and the Chief Accounting Officer of Xynomic, responsible for administrative, financial, and risk management operations of the Company, to include the development of a financial and operational strategy, metrics tied to that strategy and the ongoing development, monitoring of control systems designed to preserve Company assets and report accurate financial results, and overseeing all accounting functions such as ledger accounts, financial statements, and cost control systems. Ms. Kou has extensive experience in internal controls, multinational operations and corporate finance of high-tech companies. From 2017-2018, Ms. Kou was the Chief Financial Officer at Salion Food Condiment Company Limited, a company listed on Hong Kong Stock Exchange. From 2008-2016, she was a Managing Director at Marcum Bernstein & Pinchuk LLP (“Marcum Bernstein”). Prior to joining Marcum Bernstein, from 2005-2008, Ms. Kou worked for Deloitte Touche Tohmatsu. Ms. Kou is a CPA in both the U.S. and China. Ms. Kou holds a Bachelor’s and a Master’s degree in Economics, both from Peking University, majoring in Finance and Risk Management and Insurance, respectively. Ms. Kou obtained an Executive MBA degree jointly awarded by Columbia Business School, London Business School and Hong Kong University Business School.

Mr. Charles Vincent Prizzi is one of our independent directors. Mr. Prizzi has been the Vice President for Development and Community Relations and a member of the senior administrative team at Cold Spring Harbor Laboratory, a world-renowned cancer and neuroscience research institution based in New York since February 2000. Mr. Prizzi has also served as one of Cold Spring Harbor’s liaisons to Accelerate Long Island, an organization composed of leading research institutions to strengthen Long Island’s regional biotechnology cluster since May 2012. Mr. Prizzi has also served on the charity boards of Save the Children – Long Island Chapter, the Cold Spring Harbor Education Foundation, the Long Island University Alumni Board, the Thomas Hartman Foundation for Parkinson’s Research, and the Don Monti Memorial Cancer Research Foundation. Mr. Prizzi received both his Master of Business Administration and Bachelor of Science from Long Island University, where he was honored with the Outstanding Alumni Award. He received the Special Humanitarian Award from the Sons of Italy in America Grand Lodge of New York in 2007 and the “40 Under 40” Award by Long Island Business News in 2013.

Mr. Thomas Folinsbee, CFA, is one of our independent directors. Mr. Folinsbee is Director of Corporate Development of 3SBio Inc.’s strategic investment division with a focus on sourcing business development opportunities in Canada, Australia, and Japan, including licensing, distribution, and M&A. Mr. Folinsbee joined 3SBio, a biotechnology company, in 2009 to manage 3SBio’s investor relations activities and was a member of the management group which delisted 3SBio from Nasdaq in May 2013 and relisted it on the Hong Kong Stock Exchange in June 2016. In addition, since 2011, Mr. Folinsbee has worked with the board of directors of Hisanaga Seisakusho Co. Ltd., a Japanese company, where he helped launch Hisanaga’s sales platform in India and designed a business intelligence system to support a corporate turnaround. Mr. Folinsbee has over 25 years of experience as a financial and securities professional. In 2001, Mr. Folinsbee established Optivest Systems Ltd., and developed proprietary research databases to support institutional investment strategies. In 2006, Mr. Folinsbee joined BNP Paribas’ Asian Execution Services desk where he helped institutional investors implement statistical arbitrage strategies and post-trade analytics. In 2008, he rejoined Macquarie Equities (Hong Kong) Limited in its Alternative Strategies Division where he packaged long-short trading strategies in collaboration with the equity research platform. Mr. Folinsbee had previously been at Macquarie from 1998 to 2001. Mr. Folinsbee graduated in 1990 from McGill University with a Bachelor of Commerce degree with concentrations in finance and international business (with distinction).

Mr. Richard Peidong Wu is one of our independent directors and Chairman of the Audit Committee (as defined below). Mr. Wu has been Chief Financial Officer of Airmedia Group Inc., a Nasdaq-listed outdoor media group (stock ticker: AMCN) with multiple operating units and more than 600 employees since May 2014. Mr. Wu is responsible for the accounting, finance, and operational decisions for Airmedia Group Inc. He has lead strategies, investment, budgeting, reporting, auditing, regulatory filing, and board meetings. Prior to joining Airmedia Group Inc., Mr. Wu served as the lead of legal and compliance at Nokia Siemens Networks (China) Limited, from April 2012 until April of 2014, where he oversaw the legal and compliance operations consisting of 12 legal entities and 20,000 employees. From January 2010 to March 2012, Mr. Wu served as a Senior Vice President and Chief Financial Officer for Vimicro International Corporation, (Nasdaq: VIMC) that designs, develops, and markets mixed-signal semiconductor products and system-level solutions. When at VIMC, Mr. Wu was responsible for finance, control, legal, and investor relations. From January 20 to December 2009, Mr. Wu was President of Dragon Bay Capital, LLC, a China-focused financial advisory and management consulting firm specializing in initial public offering preparation, fund raise, M&A, restructuring, turnaround, pre-auditing, compliance, and corporate governance. From May 1996 to December 1999, Mr. Wu was a Senior Finance Management for Motorola, Inc. Mr. Wu received his MBA in Finance and Accounting from the University of Pennsylvania, the Wharton School, in May of 1995. He received his Master of Justice Administration from Indiana University in May 1994. He earned his Master of Law from China University of Political Science and Law in July 1987 and his Bachelor of Arts from Zhengzhou University in July 1985. Mr. Wu is also a licensed lawyer of China.

Mr. Adam Inglis is one of our independent directors. Mr. Inglis serves as Associate Vice President of corporate strategy at Beacon Health Options, Inc., effective November 2018, where he is responsible for growth, new ventures and product development. From September 2013 to November 2018, Mr. Inglis served as the Vice President of client management at Provant Health focusing on revenue retention and growth. From July 2010 to September 2013, he served as a health and benefits consultant to corporate clients for Mercer Consulting providing guidance on health and benefit strategies. Mr. Inglis graduated in 2001 with a BA from Hobart College with a double major in Public Policy and Psychology.

Family Relationships

There are no family relationships among the executive officers and directors of the Company.

Legal Proceedings

Involvement in Certain Legal Proceedings

During the past ten years, none of our current directors, executive officers, promoters, control persons, or nominees has been:

●	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

●	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board of Directors

We currently have three executive directors Yinglin Mark Xu, Tingzhi Qian, James Jiayuan Tong and four independent directors: Charles Prizzi, Thomas Folinsbee, and Richard Wu, and Adam Inglis.

Director Independence

An “independent director” is defined under the Nasdaq rules generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Charles Prizzi, Thomas Folinsbee, Richard Wu, and Adam Inglis are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Leadership Structure and Risk Oversight

Committees of the Board of Directors

The standing committees of our board of directors currently consists of an Audit Committee and a Compensation Committee, and after the Business Combination will also consist of a Nominating and Corporate Governance Committee. Each of the committees will report to the board of directors as they deem appropriate and as the board may request.

Audit Committee

Messrs. Charles Prizzi, Thomas Folinsbee, and Richard Wu serve as members of our audit committee. Mr. Richard Wu serves as chairman of the audit committee. Messrs. Charles Prizzi, Thomas Folinsbee, and Richard Wu are independent.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Wu qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Compensation Committee

The members of our Compensation Committee are Messrs. Charles Prizzi, Thomas Folinsbee, and Richard Wu. Mr. Prizzi serves as chairman of the Compensation Committee.

Corporate Governance and Nominating Committee

Our Corporate Governance and Nominating Committee consisted of Messrs. Charles Prizzi, Thomas Folinsbee, and Richard Wu, with Richard Wu serving as the chairman of the Corporate Governance and Nominating Committee.

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

Code of Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers, and employees in accordance with applicable federal securities laws.

Director Compensation

Our Compensation Committee will determine the annual compensation to be paid to the members of our board of directors by the consummation of this Offering.

Item 11. Executive Compensation

Summary Compensation Table

The table below sets forth the annual compensation paid by Xynomic during the fiscal years ended December 31, 2019 and December 31, 2018, to the principal executive officer and the next two most highly-compensated executive officers (the “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified Deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Yinglin Mark Xu,	2019	-	-	-	-	-	-	-	-
Chairman, CEO & President	2018	-	-	-	-	-	-	-	-

Jinwei Coco Kou,	2019	62,685	-	-	203,973	-	-	-	266,658
the Chief Financial Officer and the Chief Accounting Officer	2018	1,500	-	-	-	-	-	-	1,500

Sophia Paspal,	2019	227,548	25,000	-	213,851	-	-	-	466,399
Chief Development Officer	2018	-	-	-	-	-	-	-	-

Ying Zhang,	2019	136,615	-	-	215,050	-	-	-	351,665
VP of Global Strategic Sourcing	2018	192,827	16,600	-	-	-	-	-	209,427

Wentao Jason Wu,	2019	160,008	-	-	-	-	-	-	160,008
Chief Operating Officer	2018	137,547	9,735	-	-	-	-	-	147,282

Yong Cui,	2019	23,280	-	-	-	-	-	-	23,280
Former VP of Chemistry, Manufacturing, and Controls (CMC) and Former Director (2)	2018	246,092	-	-	-	-	-	-	246,092

(1)	Represents the aggregate amount of the fair value of option awards on the grant date calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASBASC Topic 718”), rather than actual amounts to be realized by the named executive officer and disregarding any forfeitures based upon exercise price.

(2)	Mr. Yong Cui resigned from his positions with Xynomic in March 2019 due to personal reason.

Narrative Disclosure to Summary Compensation Table

For 2018, the compensation provided to the Named Executive Officers were base salaries and bonuses.

For 2019, the compensation provided to the Named Executive Officers were base salaries, bonuses, and option awards.

Base Salary and Bonus. Base salaries and bonuses are generally set at levels deemed necessary to attract and retain individuals with superior talent commensurate with their relative expertise and experience.

Outstanding Equity Awards at 2018 and 2019 Fiscal Year-End

As of December 31, 2018 and 2019, none of the Named Executive Officers held equity compensation awards except for the 3 Named Executive Officers mentioned herein above.

Potential Payments upon Termination or Change in Control

As of December 31, 2019, no Named Executive Officer had a contractual or other entitlement to severance or other payments upon termination or a change in control.

Compensation of Directors

Individuals who served as non-employee directors in 2019 and 2018 receive quarterly compensation of $3,000. Additionally, we reimburse our directors for expenses incurred in connection with attending board meetings.

Individuals who served as directors during 2019 and 2018 and who were also employed by Xynomic Pharma did not receive any additional compensation for their service as a director during 2019 and 2018, but did receive compensation in their capacity as employees in 2018. For additional discussion of this compensation, see “Certain Relationships and Related Party Transactions — Xynomic Related Person Transactions.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of the date of this Annual Report, there were 46,273,846 issued and outstanding shares of our common stock.

The following table provides information known to the Company with respect to beneficial ownership of the Company’s common stock by its directors, by its named executive officers, by all of its current executive officers and directors as a group, and by each person the Company believes beneficially owns more than 5% of its outstanding common stock as of the date of this Annual Report. Percentage ownership calculations for beneficial ownership for each person or entity are based on 46,273,846 shares outstanding as of the date of this Annual Report. The number of shares beneficially owned by each person or group as of the date of this Annual Report includes shares of the Company’s common stock that such person or group had the right to acquire on or within 60 days after the date of this Annual Report, including, but not limited to, upon the exercise of options, warrants to purchase common stock or the conversion of securities into common stock. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of Xynomic Pharmaceuticals Holdings, Inc., Suite 3306, K. Wah Centre, 1010 Middle Huaihai Road, Shanghai 200031, China. Beneficial ownership information of persons other than our current executive officers and directors is based on available information including, but not limited to, Schedules 13D, 13F or 13G filed with the Securities and Exchange Commission (the “SEC”) or information supplied by these persons.

Name and Address of Beneficial Owners (1)	Number of Shares	%

James Jiayuan Tong (2)	391,650	0.85%
Yinglin Mark Xu (3)	21,009,055	45.40%
Tingzhi Qian (4) (13) (14)	7,517,707	16.25%
Wentao Jason Wu (5) (11)	5,612,618	12.13%
Jinwei Coco Kou (6)	0	-
Adam Inglis (7)	0	-
Charles Vincent Prizzi (8)	0	-
Thomas Folinsbee (9)	0	-
Richard Peidong Wu (10)	0	-
Grand Ascent Group Limited (11)	5,612,618	12.13%
Bridge Pharm International Inc. (12)	2,547,146	5.50%
Prosperico Gate I Limited (13)	2,547,138	5.50%
Dande Lion Limited (14)	4,970,569	10.74%
Ascender Prosperity Capital Co., Ltd. (15)	2,796,078	6.04%
All 5% or more beneficial owners, directors and executive officers as a group (nine individuals)	39,874,254	86.17%

*	Less than one percent

(1)	Unless otherwise indicated, the business address of each of the individuals is Suite 3306, K. Wah Centre, 1010 Middle Huaihai Road, Shanghai 200031, China.

(2)	Dr. Tong is Chief Strategy Officer and a director.

(3)	Mr. Yinglin Mark Xu is the Chairman, Chief Executive Officer, and President.

(4)	Mr. Tingzhi Qian is a director of Xynomic. Mr. Qian holds the shares through his control of Prosperico Gate I Limited and Dande Lion Limited.

(5)	Mr. Wentao Jason Wu is the Chief Operating Officer.

(6)	Ms. Kou is the Chief Financial Officer and the Chief Accounting Officer.

(7)	Mr. Adam Inglis is an independent director.

(8)	Mr. Charles Prizzi is an independent director and Chairman of the Compensation Committee.

(9)	Mr. Thomas Folinsbee is an independent director of Xynomic.

(10)	Mr. Richard Peidong Wu is an independent director and Chairman of the Audit Committee and the Corporate Governance and Nominating Committee.

(11)	Grand Ascent Group Limited is a healthcare focused advisory company incorporated under the laws of Hong Kong. The address of its business office is Unit 826, Ocean Centre, Harbour City, 5 Canton Road, TST, KLN, Hong Kong. The person having voting, dispositive or investment powers over Grand Ascent Group Limited is Ms. Yimei Zhang. Ms. Zhang is the close family member of Dr. Wentao Jason Wu and due do this relationship, we deem that Dr. Wu controls and/or has substantial influence on the disposition rights and voting rights of shares included herein

(12)	Bridge Pharm International Inc. is a healthcare focused advisory company incorporated under the laws of The British Virgin Islands. The address of its business office is Suite 1-301, Banxia Road, Pudong New District, Shanghai, China. The person having voting, dispositive or investment powers over Bridge Pharm International Inc. is Ms. Yanli Luo.

(13)	Prosperico Gate I Limited is an exempted company 100% and directly owned by Prosperico Healthcare Fund I, LP, which is a healthcare focused investment fund in the form of exempted limited partnership with no US-investors incorporated under the laws of the Cayman Islands. The address of the company is P.O. Box 31119 Grand Pavilion, Hibiscus Way, 802 West Bay Road, Grand Cayman, KY1-1205, Cayman Islands. The person having voting, dispositive or investment powers over Prosperico Gate I Limited is Mr. Tingzhi Qian.

(14)	DandeLion Limited is an exempted company 100% and ultimately owned by Mr. Tingzhi Qian incorporated under the laws of The Cayman Islands. The address of the company is P.O. Box 31119 Grand Pavilion, Hibiscus Way, 802 West Bay Road, Grand Cayman, KY1-1205, Cayman Islands. The person having voting, dispositive or investment powers over Dande Lion Limited is Mr. Tingzhi Qian.

(15)	Ascender Prosperity Capital Co., Ltd. is a healthcare focused investment company incorporated under the laws of The Cayman Islands. The address of the company is P.O. Box 31119 Grand Pavilion, Hibiscus Way, 802 West Bay Road, Grand Cayman, KY1-1205, Cayman Islands. The person having voting, dispositive or investment powers over Ascender Prosperity Capital Co., Ltd. is Mr. Qi Jun Chen.

Changes in Control

On May 15, 2019, we consummated the previously announced business combination (the “Business Combination”) following a special meeting of shareholders held on May 14, 2019 where the shareholders of Bison Capital Acquisition Corp., which, prior to the consummation of the Business Combination, domesticated as a Delaware corporation and, immediately thereafter known as “Xynomic Pharmaceuticals Holdings, Inc.” (the “Company”), considered and approved, among other matters, a proposal to adopt that certain Agreement and Plan of Merger (as amended, the “Merger Agreement”), dated as of September 12, 2018, entered into by and among by and among (i) the Company; (ii) Bison Capital Merger Sub Inc., a Delaware corporation (“Merger Sub”) (iii) Xynomic Pharmaceuticals, Inc., a Delaware corporation (“Xynomic Pharma”); and (iv) Yinglin Mark Xu.

Pursuant to the Merger Agreement, among other things, Merger Sub merged with and into Xynomic Pharma, with Xynomic Pharma continuing as the surviving entity and a wholly-owned subsidiary of the Company (the “Merger”). The Merger became effective on May 15, 2019. See “Business Combination Agreement” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

Item 13. Certain Relationships and Related Transactions and Director Independence.

(a)	Amount due to shareholders

i)	Payable due to a shareholder

For the years ended December 31, 2019 and 2018, Yinglin Mark Xu, the founder and CEO of Xynomic Pharma, advanced $2,303,300 and $1,407,054, respectively, to Xynomic Pharma to fund its operation. During the year ended December 31, 2019, the Group repaid $130,059 to Yinglin Mark Xu.

At the Closing date, the amount due to Yingling Mark XU was $2,560,754 and was fully converted to be part of the consideration to purchase Backstop Shares.

As of December 31, 2019 and 2018, the amount due to Yinglin Mark XU was $1,631,247 and $2,008,936, respectively, which was included in amount due to shareholders.

ii)	Services purchased from a company affiliated with a shareholder

Eigenbridge, Inc., a company affiliated with Yong Cui, one of Xynomic Pharma’s shareholders and Former Vice President of Chemistry, Manufacturing and Controls, entered into a contractor agreement with Xynomic Pharma on February 26, 2017. Pursuant to the agreement, Eigenbridge, Inc., provided specialized advisory services to Xynomic Pharma. Xynomic Pharma recognized general and administrative of $25,908 and $246,092 for the years ended December 31, 2019 and 2018, respectively. The amount due to Eigenbridge, Inc., were $0 and $80,640 as of December 31, 2019 and 2018, respectively, which was included in amount due to shareholders.

iii)	Advances from and interest payable to a shareholder

On May 2, 2018, as one of the potential investors of Series B financing, Zhongshan Bison Healthcare Investment Limited (Limited Partnership) (“Zhongshan Bison”) entered into a loan agreement with Xynomic Pharmaceuticals (Nanjing) Co., Ltd. (“Xynomic Nanjing”). On May 13, 2018, Zhongshan Bison made an advance of RMB9,435,000 (equivalent to $1,425,959) to fund the operations and business development of Xynomic Nanjing. Zhongshan Bison is entitled to withdraw the advance within 5 business days after Zhongshan Bison paid the first investment of Series B financing, or if current shareholders and investors fail to subscribe shares of the Series B financing within 6 months.

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

On August 23, 2018, Xynomic Nanjing repaid RMB1,800,000 (equivalent to $262,743) of the advance from Zhongshan Bison. As of December 31, 2018, the advance from Zhongshan Bison was $1,112,455, which was included in amount due to shareholders.

On January 21, 2019, Xynomic Nanjing repaid RMB5,064,000 (equivalent to $738,311) of the advance from Zhongshan Bison. On February 20, 2019, Zhongshan Bison agreed to extend the due date of the remaining advance of RMB2,571,000 ($383,097) and all accrued interest to April 15, 2019. On April 12, 2019, Zhongshan Bison agreed to further extend the due date of the remaining advance of RMB2,571,000 ($360,286) and all accrued interest to June 30, 2019. On June 30, 2019, the due date was further extended to September 15, 2019, and on September 30, 2019, the due date was extended to December 15, 2019. The remaining balance of principal and interest totaling $467,451 was included in amount due to shareholders as of December 31, 2019.

Xynomic Nanjing accrued interest expense of $67,801 and $32,874 for the advance from Zhongshan Bison for the years ended December 31, 2019 and 2018, respectively. The interest payable to Zhongshan Bison was $98,415 and $31,697 as of December 31, 2019 and 2018, respectively, which was included in amount due to shareholders.

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

In February 2019, $100,000 of loans from Bison Capital were converted into convertible promissory loans and is included in the $500,000 outstanding amount noted above. In addition, as of December 31, 2019, Bison Capital has loaned the Company an aggregate amount of $444,900 in order to finance transaction costs in connection with the Business Combination. The loan is non-interest bearing, unsecured and due to be paid on the consummation of a Business Combination.

At the Closing, Bison Capital converted the $500,000 convertible promissory note to 50,000 common shares of the Company, and converted the Right attached to it into 5,000 common shares of the Company.

At December 31, 2019, an aggregate of $404,900 is owed by the Company to Bison Capital pursuant to the above loans.

(b)	Service purchased from a shareholder

In June 2017, the Group paid $295,021 to Bridge Pharm International Inc., one of the Company’s shareholders, pursuant to 20 months services agreement. Under the agreement, Bridge Pharm International Inc. provides consulting service, including business development, screening and selection of contract research organizations and contract manufacturing organizations and scouting and references of key scientific and managerial personnel to the Group. The Company recognized general and administrative of $0 and $116,244 for the years ended December 31, 2019 and 2018, respectively. The balance related to the Bridge Pharm International Inc. was nil as of December 31, 2019 and 2018.

(c)	Administrative Services Arrangement

Bison Capital entered into an agreement whereby, commencing on June 19, 2017 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company will pay Bison Capital $5,000 per month for these services. For the year ended December 31, 2019, the Company incurred $22,500 in fees for these services. At December 31, 2019, $114,180 administrative fees are included in amount due to shareholders in the balance sheets. The service was terminated upon the Business Combination.

(d)	Short-term loan from a company affiliated with a shareholder

In April 2018, Xynomic Nanjing entered into a short-term loan agreement with Shanghai Jingshu Venture Capital Center (“Shanghai Jingshu”), one of the potential investors of Series B financing and an entity affiliated with Infinite Fortune Limited, one of the Company’s shareholders, to obtain an interest-free loan of RMB6,000,000 (equivalent to $906,810) to fund its operations and business development before receiving the investment of Series B financing. The Company is required to return the short-term loan within the earliest of (a) 183 days; or (b) 20 business days after receiving the Shanghai Jingshu’s investment consideration for Series B Preferred Shares. In August 2018, Xynomic Nanjing has fully repaid the loan.

Item 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report or incorporated herein by reference:

(1)	Our Financial Statements are listed on page F-1 of this Annual Report.

(2)	Financial Statement Schedules:

None

(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

No.	Description of Exhibit
2.1	Merger Agreement (Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed by the registrant on September 13, 2018)
2.2	Amendment No.1 to the Merger Agreement (Incorporated by reference to Exhibit 2.2 to the registrant’s Form S-4/A filed by the registrant on February 12, 2019)
2.3	Amendment No. 2 to the Merger Agreement (Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed by the registrant on February 27, 2019)
2.4	Amendment No. 3 to the Merger Agreement (Incorporated by reference to Exhibit 2.4 to the registrant’s Form S-4/A filed by the registrant on April 4, 2019)
3.1	Certificate of Incorporation of the Company, effective on May 14, 2019 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 15, 2019)
3.2	Amended and Restated Certificate of Incorporation of the Company, effective on May 15, 2019 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on May 15, 2019)
3.3	Bylaws of the Company, effective as of May 15, 2019 (Incorporated by reference to Exhibit 3.3 to the registrant’s Current Report on Form 8-K filed on May 15, 2019)
10.1	Amended and Restated Registration Rights Agreement dated May 15, 2019 ((Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 15, 2019)
10.2	Form of Lock-Up Agreement (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on September 13, 2018)
10.3	Form of Non-Competition Agreement (Incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed by the registrant on September 13, 2018)
10.4	Escrow Agreement dated May 13, 2019 (Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on May 15, 2019)
10.5	Letter of Transmittal (Incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed by the registrant on September 13, 2018)
10.6	Backstop and Subscription Agreement, dated as of May 1, 2019 between Bison Capital Acquisition Corp. and Yinglin Mark Xu (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on May 2, 2019)
10.7	Form of Indemnification Agreement with each director and office (Incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on May 15, 2019)
10.8	Form of Securities Purchase Agreement with investors in the Unit Offering dated July 10, 2019 (incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K filed on July 11, 2019)
10.9	Form of Warrant (incorporated by reference to Exhibit 10.2 to registrant’s current report on Form 8-K filed on July 11, 2019)
10.10	Form of Amended and Restated Securities Purchase Agreement by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K filed on September 6, 2019)
14.1	Insider Trading Policy (Incorporated by reference to Exhibit 14.1 to the registrant’s Current Report on Form 8-K filed on May 15, 2019)
17.1	Resignation of Peixin Xu (Incorporated by reference to Exhibit 17.1 to the registrant’s Current Report on Form 8-K filed on May 15, 2019)

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XYNOMIC PHARMACEUTICALS HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Xynomic Pharmaceuticals Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Xynomic Pharmaceutical Holdings, Inc. (the “Company”) as of December 31, 2019, the related consolidated statements of comprehensive loss, changes in stockholders’ deficit and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Retrospective Adjustment

We also have audited the adjustment to the 2018 financial statements for the recapitalization relating to the reverse merger described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2018 financial statements of the Company other than with respect to the recapitalization relating to the reverse merger and, accordingly, we do not express an opinion or any other form of assurance on the 2018 financial statements taken as a whole.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019.

New York, NY

May 29, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Xynomic Pharmaceuticals Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the retrospective adjustments described in Note 1, the consolidated balance sheet of Xynomic Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2018, the related consolidated statements of comprehensive loss, changes in shareholders’ deficit, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). The 2018 consolidated financial statements before the effects of the adjustments described in Note 1 are not presented herein. In our opinion, the consolidated financial statements, before the effects of the retrospective adjustments described in Note 1, present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has net current liabilities and accumulated deficit, and has limited resources available to fund current research and development activities, and will require substantial additional financing to continue to fund its research and development activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG Huazhen LLP

We served as the Company’s auditor from 2018 to 2019.

Beijing, China

April 3, 2019

XYNOMIC PHARMACEUTICALS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. dollars, except share data)

	December 31,	December 31,
	2019	2018
ASSETS

Current assets:
Cash	$92,661	$4,746,370
Prepaid expenses	330,072	277,750
Total current assets	422,733	5,024,120
Property and equipment, net	290,415	280,730
Intangible assets, net	1,057	1,937
Other non-current assets	223,312	155,176

TOTAL ASSETS	$937,517	$5,461,963

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft	$-	$4,954
Accrued expenses and other current liabilities	20,883,560	14,407,261
Promissory note – related party	404,900	-
Amount due to shareholders	2,212,878	3,233,728
Total current liabilities and total liabilities	23,501,338	17,645,943

Commitments and Contingencies

Mezzanine equity:
Angel Preferred Shares (par value $0.0001 per share as of December 31, 2018; 23,435,379 and 0 shares authorized, issued and outstanding as of December 31, 2018 and 2019, respectively. Redemption value of $580,256 as of December 31, 2018; Liquidation value of $811,332 as of December 31, 2018)	-	580,256
Series A-1 Preferred Shares (par value $0.0001 per share as of December 31, 2018; 12,147,500 and 0 shares authorized, issued and outstanding as of December 31, 2018 and 2019, respectively. Redemption value of $4,905,780 as of December 31, 2018; Liquidation value of $6,964,223 as of December 31, 2018)	-	4,905,780
Series B Preferred Shares (par value $0.0001 per share as of December 31, 2018; 5,281,101 and 0 shares authorized, 5,281,101 and 0 shares issued and outstanding as of December 31, 2018 and 2019, respectively. Redemption value of $2,424,712 as of December 31, 2018; Liquidation value of $24,335,989 as of December 31, 2018)	-	2,424,712
Total mezzanine equity	-	7,910,748

Shareholders’ deficit:
Preferred Stock (par value $0.0001 per share as of December 31, 2018 and 2019; 50,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2018 and 2019	-	-
Common stock (par value $0.0001 per share as of December 31, 2018 and 2019; 200,000,000 shares authorized, 8,165,377 and 46,273,846 shares issued and outstanding as of December 31, 2018 and 2019, respectively)(1)	4,627	817
Additional paid-in capital(1)	36,819,735	14,169,060
Accumulated other comprehensive income	38,821	58,564
Accumulated deficit	(59,427,004)	(34,323,169)
Total shareholders’ deficit	(22,563,821)	(20,094,728)

TOTAL LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ DEFICIT	$937,517	$5,461,963

(1)	See Note 1 for discussion of reverse recapitalization given effect herein.

The accompanying notes are an integral part of these consolidated financial statements.

XYNOMIC PHARMACEUTICALS HOLDINGS, INC.

CONSOLIDATED statements of COMPREHENSIVE LOSS

(In U.S. dollars, except share data)

	Year Ended
	December 31,
	2019	2018
Operating expenses:
Research and development	$12,090,710	$25,159,602
General and administrative	12,922,046	3,049,353
General and administrative to related parties	25,908	362,336
Total operating expenses	25,038,664	28,571,291
Loss from operations	(25,038,664)	(28,571,291)

Other income/(expenses)
Investment income	-	16,541
Interest income	2,630	-
Interest expenses to a related party	(67,801)	(32,874)
Loss before income tax benefit	(25,103,835)	(28,587,624)
Income tax	-	-
Net loss	(25,103,835)	(28,587,624)

Accretion to preferred share redemption value	(1,697,978)	(2,831,085)

Net loss attributable to ordinary shareholders	(26,801,813)	(31,418,709)

Other comprehensive (loss)/income:
Foreign currency translation adjustment, net of nil income taxes	(19,743)	58,564
Unrealized gain on available for sale securities, net of nil income taxes	-	16,541
Less: reclassification adjustment for gain on available for sale securities realized in net income, net of nil income taxes	-	(16,541)
Total other comprehensive (loss)/income	(19,743)	58,564

Comprehensive loss attributable to ordinary shareholders	$(26,821,556)	$(31,360,145)

Weighted average ordinary shares outstanding – basic and diluted(1)	32,283,340	8,165,377

Loss per share - basic and diluted(1)	$(0.83)	$(3.85)

(1) See Note 1 for discussion of reverse recapitalization given effect herein.

The accompanying notes are an integral part of these consolidated financial statements.

XYNOMIC PHARMACEUTICALS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(In U.S. dollars, except share data)

	Ordinary(1)		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital(1)	income	deficit	Deficit
Balance as of December 31, 2017	8,165,377	$817	$145	$-	$(5,735,545)	$(5,734,583)
Redeemable convertible preferred shares redemption value accretion	-	-	(2,831,085)	-	-	(2,831,085)
Beneficial conversion feature of Series B Preferred Shares	-	-	17,000,000	-	-	17,000,000
Net loss	-	-	-	-	(28,587,624)	(28,587,624)
Foreign currency translation adjustment, net of nil income taxes	-	-	-	58,564	-	58,564
Unrealized holding gains on available-for-sale security, net of nil income taxes	-	-	-	16,541	-	16,541
Reclassification adjustment for gains on available-for-sale securities realized in net income, net of nil income taxes	-	-	-	(16,541)	-	(16,541)
Balance as of December 31, 2018	8,165,377	$817	$14,169,060	$58,564	$(34,323,169)	$(20,094,728)

Issuance of backstop common shares for cash and loan conversion	755,873	76	7,672,035	-	-	7,672,111
Conversion of promissory notes and Rights to common shares	55,000	5	499,995	-	-	500,000
Conversion of Rights to common shares	646,955	64	(64)	-	-	-
Conversion of Preferred Shares to common shares	34,695,395	3,469	9,605,257	-	-	9,608,726
Combination with Xynomic Pharmaceuticals, Inc.	1,955,246	196	(1,499,359)	-	-	(1,499,163)
Redeemable convertible preferred shares redemption value accretion	-	-	(1,697,978)	-	-	(1,697,978)
Share-based compensation	-	-	8,070,789	-	-	8,070,789
Foreign currency translation adjustment, net of nil income taxes	-	-	-	(19,743)	-	(19,743)
Net loss	-	-	-	-	(25,103,835)	(25,103,835)
Balance as of December 31, 2019	46,273,846	$4,627	$36,819,735	$38,821	$(59,427,004)	$(22,563,821)

(1)	See Note 1 for discussion of reverse recapitalization given effect herein.

The accompanying notes are an integral part of the consolidated financial statements.

XYNOMIC PHARMACEUTICALS HOLDINGS, INC.

CONSOLIDATED statements of cash flows

(In U.S. dollars)

	Year Ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,103,835)	$(28,587,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	8,070,789	-
Investment income	-	(16,541)
Amortization	1,350	605
Depreciation	63,557	505
Changes in operating assets and liabilities:
Prepaid expenses	(83,374)	(266,910)
Prepaid expenses to a shareholder	-	116,244
Other non-current assets	(69,784)	(157,483)
Accrued expenses and other payables	6,346,587	14,074,501
Amount due to shareholders	100,044	113,514
Net cash used in operating activities	(10,674,666)	(14,723,189)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	-	(4,447,904)
Sale of short-term investments	-	4,496,052
Purchase of property and equipment	(48,059)	(176,815)
Purchase of intangible assets	(472)	(684)
Cash withdrawn from Trust Account	63,310,884	-
Net cash provided by/(used in) investing activities	63,262,353	(129,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(4,954)	(28,665)
Proceeds from advance from a Series B shareholder	-	1,425,959
Repayment of advance from a Series B shareholder	(733,417)	(262,743)
Proceeds from issuance of convertible notes	-	2,500,000
Proceeds from issuance of Series B Preferred Shares	-	14,500,000
Proceeds from promissory note – related party	444,900	-
Proceeds from short-term loan	-	906,810
Repayment of short-term loan	-	(877,450)
Proceeds from issuance of backstop ordinary shares	4,971,358	-
Redemption of ordinary shares	(64,071,618)	-
Repayment of advance from a shareholder	(130,059)	-
Advance from a shareholder	2,303,308	1,407,054
Net cash (used in)/provided by financing activities	(57,220,482)	19,570,965

Effect of foreign exchange rate changes on cash	(20,914)	(72,399)

NET (DECREASE)/INCREASE IN CASH	(4,653,709)	4,646,026
CASH, BEGINNING OF THE YEAR	4,746,370	100,344
CASH, END OF THE YEAR	$92,661	$4,746,370

SUPPLEMENTAL INFORMATION
Interest paid	$-	$-
Income tax paid	-	-
NON-CASH INVESTMENT AND FINANCING ACTIVITIES
Acquisition of property and equipment included in accrued expenses and other liabilities	$22,551	$112,108
Discount due to beneficial conversion feature	-	17,000,000
Convertible notes converted into Series B Preferred Shares	-	2,500,000
Preferred shares converted into Xynomic Pharma ordinary shares	9,608,726	-
Loans converted into backstop ordinary shares	2,700,753	-
Promissory notes converted into common shares	$500,000	$-

The accompanying notes are an integral part of consolidated financial statements.

XYNOMIC PHARMACEUTICALS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

All activities through May 14, 2019 relate to the Company’s formation, its initial public offering of 6,037,500 units (the “Initial Public Offering”), the simultaneous sale of 432,062 units (the “Private Units”) in a private placement to the Company’s sponsor, Bison Capital Holding Company Limited (“Bison Capital”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”) and their designees, identifying a target company for a Business Combination. and activities in connection with the acquisition of Xynomic Pharmaceuticals, Inc., a Delaware corporation (“Xynomic Pharma”). On March 3, 2019, the Company received a commitment from Xynomic Pharma that it has agreed to contribute to the Company as a loan $0.02 per month for each public share that is not redeemed by the Company’s shareholders (the “Contribution”) in connection with the approval of an amendment to the Company’s charter to extend the date by which the Company must consummate a Business Contribution from March 23, 2019 to June 24, 2019 or such earlier date as determined by the board of directors of the Company. The amount of the Contribution will not bear interest and will be repayable by the Company to Xynomic Pharma upon consummation of a Business Combination. Xynomic Pharma had the sole discretion whether to continue extending for additional calendar months until the Combination Period and if Xynomic Pharma determined not to continue extending for additional calendar months, its obligation to make Contributions following such determination would terminate. In May 2019, $16,062 was loaned to the Company and deposited into the Trust Account, which amount is equal to $0.02 for each of the 803,080 shares that were not redeemed.

On May 15, 2019 (the “Effective Time”), pursuant to an agreement and plan of merger dated September 12, 2018 (as amended, the “Merger Agreement”) among the Company, Xynomic Pharma, Bison Capital Merger Sub Inc., a Delaware corporation (“Merger Sub”) and Yinglin Mark Xu, solely in his capacity as the stockholder representative thereunder, each share of Xynomic Pharma’s ordinary shares and preferred shares issued and outstanding prior to the Effective Time was automatically converted into the right to receive, on a pro rata basis, the Merger Consideration Shares, and each option to purchase Xynomic Pharma’s ordinary shares that was outstanding immediately prior to the Effective Time was assumed by the Company and automatically converted into an option to purchase shares of common stock of the Company. In addition to the Closing Consideration Shares, Merger Consideration Shares was adjusted to include an additional 9,852,216 shares of common stock in aggregate as a result that Xynomic Pharma obtained a worldwide exclusive license to the Phase II-ready oncology drug identified in the Merger Agreement (XP-105) in December 2018, prior to the Closing Date (the “Earnout Shares” and, together with the Closing Consideration Shares, the “Merger Consideration Shares”, such transaction is referred as the “Merger”). As a result, the Company issued 42,860,772 common shares in aggregate as Merger Consideration Shares to shareholders of Xynomic Pharma immediately prior to the Effective Time (the “Sellers”). Pursuant to the Merger Agreement, 1,285,822 shares were deposited into an escrow account (the “Escrow Account”) to serve as security for, and the exclusive source of payment of, the Company’s indemnity rights under the Merger Agreement and any excess of the estimated Closing Merger Consideration over the final Closing Merger Consideration amount determined post-Closing.

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

Upon the closing of the Mergers, the outstanding ordinary shares of Xynomic Pharma were exchanged for shares of common stock of the Company at an exchange ratio of one ordinary share of Xynomic Pharma to 0.849 shares of the Company common stock (the “Exchange Ratio). Except as otherwise noted, all common share amounts and per share amounts have been adjusted to reflect this Exchange Ratio, which was effected upon the Merger.

The Merger was accounted for as a “reverse acquisition” since, immediately following the consummation of the Merger (the “Closing”), the Sellers effectively controlled the post-combination Company. For accounting purposes, Xynomic Pharma was deemed to be the accounting acquirer in the Merger and, consequently, the Merger is treated as a recapitalization of Xynomic Pharma (i.e., a capital transaction involving the issuance of shares by the Company for the shares of Xynomic Pharma). Accordingly, the consolidated assets, liabilities and results of operations of Xynomic Pharma became the historical financial statements of the Company and its subsidiaries, and the Company’s assets, liabilities and results of operations were consolidated with Xynomic Pharma beginning at the Closing. No step-up in basis or intangible assets or goodwill were recorded in the Merger. In addition, the historically issued and outstanding Bison Capital Acquisition Corp.’s ordinary shares have been re-casted to retrospectively reflect the number of ordinary shares issued in the Merger in all periods presented. The ordinary shares were adjusted retrospectively from $962 to $817, and the additional paid-in capital was adjusted retrospectively from $14,168,915 to $14,169,060, respectively, as of December 31, 2018. The consolidated statements of changes in shareholders’ deficit for the year ended December 31, 2018 was also adjusted retrospectively to reflect the change. The loss per share was adjusted retrospectively from $3.27 to $3.85 for the year ended December 31, 2018.

On May 14, 2019, prior to the Closing, the Company relocated out of the British Virgin Islands and domesticated as a Delaware corporation (the “Domestication”). As a result, the Company is no longer a company incorporated in the British Virgin Islands.

At the Closing, pursuant to the Backstop Agreement dated May 1, 2019 entered into by and between the Company and Yinglin Mark Xu, Yinglin Mark Xu, together with his assignee Bison Capital Holding Company Limited, purchased from the Company 755,873 shares of common stock at a price of $10.15 per share for a total consideration of $7,672,111 (the “Backstop Shares” and “Backstop Subscription”). As a result of Backstop Subscription, the Company had at least $7,500,001 of net tangible assets remaining at the Closing after giving effect to the redemption of any Ordinary Shares by the public shareholders in connection with the Merger (See Note 9).

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

The Group’s ability to fund operations is based on its ability to attract investors and its ability to borrow funds on reasonable economic terms. Historically, the Group has relied principally on equity financing and shareholder’s borrowings to fund its operations and business development. The Group’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes generating revenues after drug marketing, controlling operating expenses, as well as, continuing to obtain additional equity financing. On April 3, 2018, Xynomic Pharma issued convertible notes to Northern Light Venture Capital V, Ltd., and Bo Tan and received proceeds of $2,500,000, which were converted into 776,633 Series B Preferred Shares in August 2018. Further in August 2018, Xynomic Pharma raised $17 million by issuance of 5,281,101 Series B Preferred Shares to certain investors, including the conversion of convertible notes of $2.5 million. At the Closing of the Merger, 755,873 shares of Backstop Shares were issued for a total consideration of $7,672,111. In addition to the above, Yinglin Mark Xu, the founder and CEO of Xynomic Pharma, and Bison Capital advanced $2,303,308 and $444,900 to the Company during the year ended December 31, 2019, respectively. In March, 2020, Xynomic Pharma received a deposit in the amount of RMB24,000,000 under a non-binding letter of intent (the “LOI”) that Xynomic Pharma entered into with a pharmaceuticals company in China on January 17, 2020. And on April 30, 2020, Xynomic Pharma entered into a Promissory Note dated April 30, 2020 (the “PPP Note”) with Customers Bank as the lender (the “Lender”), pursuant to which the Lender agreed to make a loan to Xynomic Pharma under the Paycheck Protection Program (the “PPP Loan”) offered by the U.S. Small Business Administration (the “SBA”) in a principal amount of $177,700 pursuant to Title 1 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).

On May 15, 2019, the Company received written notice from the staff of the NASDAQ Stock Market LLC (“Nasdaq”) indicating that the Staff had determined to delist its securities from NASDAQ based upon the non-compliance with the requirement of a minimum of 300 round lot holders of and 400 round lot holders of purchase warrants and the requirement of the minimum $5 million in stockholders’ equity. The Company requested a hearing before the Nasdaq Hearings Panel (the “Panel”), and such request stayed any suspension or delisting action by Nasdaq pending the completion of the hearing process and the expiration of any extension period that may be granted to the Company by the Panel. On July 15, 2019, the Company was notified in writing by the Panel at Nasdaq that they denied the Company’s request for continued listing on Nasdaq based upon the Company’s non-compliance with Nasdaq Listing Rules 5505(a)(3) and 5515(a)(4). As a result, Nasdaq suspended trading in the Company’s securities effective at the open of business on Wednesday, July 17, 2019; and the Company’s shares subsequently commenced trading on the over-the-counter markets.

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

The Group has prepared its financial statements assuming that it will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The Group has incurred recurring losses from operations since inception. The Group incurred a net loss of $25,103,835 and $28,587,624 for the years ended December 31, 2019 and 2018, respectively. Further, as of December 31, 2019 and 2018, the Group had net current liabilities (current assets less current liabilities) of $23,078,605 and $12,621,823 and accumulated deficit of $59,427,004 and $34,323,169, respectively. The Group’s ability to continue as a going concern is dependent on its ability to raise capital to fund its current research and development activities and future business plans. Additionally, volatility in the capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds. These factors raise substantial doubt about its ability to continue as a going concern within twelve months from the date these financial statements are issued. The financial statements included herein do not include any adjustments that might be necessary should the Group be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulation of the U.S. Securities and Exchange Commission (SEC), and include the financial statements of the Company, Xynomic Pharma and its subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation.

(b)	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and expenses in the consolidated financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s consolidated financial statements include valuation of ordinary shares issued for share-based compensation, the fair value of the ordinary shares to determine the existence of beneficial conversion feature of the redeemable convertible preferred shares and recoverability of deferred tax assets. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

(c)	Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2019 and 2018. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. As December 31, 2019, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has not experienced any losses on such accounts.

(c)	Financial Instruments

Financial instruments of the Group primarily consist of cash and amount due to shareholders. The carrying values of the Group’s financial instruments approximate their fair values, principally because of the short-term maturity of these instruments or their terms.

(e)	Short-term Investments

For the year ended December 31, 2018, Xynomic Pharma invested $4,447,904, in wealth management products issued by commercial banks in the PRC which are redeemed upon demand of the Group. The Group earned investment income of $16,541 on the wealth management products, which was included in investment income in the consolidated statements of comprehensive loss for the year ended December 31, 2018. As of December 31, 2019 and 2018, there were no balance in short-term investments.

(f)	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and any recorded impairment. Depreciation on property and equipment is calculated on the straight-line method over the following useful lives of the assets.

Electronic equipment	3 years
Lab equipment	3-10 years
Leasehold improvement	The shorter of lease terms and estimated useful lives

Property and equipment at December 31, 2019 and 2018 consisted of the following:

	As of December 31,
	2019	2018

Leasehold improvement	$282,654	$276,838
Lab equipment	56,666	-
Electronic equipment	14,578	4,379
Property and Equipment	$353,898	$281,217
Less: Accumulated depreciation	(63,483)	(487)
Property and Equipment, net	$290,415	$280,730

Depreciation expenses were $63,557 and $505 for the year ended December 31, 2019 and 2018, respectively.

(g)	Intangible Assets

Intangible assets are stated at cost less accumulated amortization and any recorded impairment.

	As of December 31,
	2019	2018

Software	$2,695	2,705
Intangible assets	$2,695	$2,705
Less: Accumulated amortization	(1,638)	(768)
Intangible assets, net	$1,057	$1,937

Intangible assets mainly consist of externally purchased software which are amortized on a straight-line basis. The weighted-average amortization period of the software is five years. The Group has no intangible assets with indefinite lives.

Amortization expenses of $1,350 and $605 were recognized for the years ended December 31, 2019 and 2018, respectively. Estimated amortization expenses of intangible assets for the years ending December 31, 2020, 2021 and 2022 are $409, $409 and $239, respectively.

(h)	Impairment of Long-lived Assets

The Group evaluates the recoverability of long-lived assets, including property and equipment and intangible assets with finite useful lives, whenever events or changes in circumstances indicate that a long-lived asset’s carrying amount may not be recoverable. The Group measures the carrying amount of long-lived asset (assets group) against the estimated undiscounted future cash flows associated with the asset (assets group). Impairment exists when the sum of the undiscounted cash flows expected to be generated by that asset is less than the carrying value of the asset (assets group) being evaluated. Impairment loss is calculated as the amount by which the carrying value of the asset (assets group) exceeds its fair value. Fair value is estimated based on various techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Group to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

For the years ended December 31, 2019 and 2018, no impairment loss for long-lived assets was recorded.

(i)	Research and Development Expenses

Elements of research and development expenses primarily include (1) payroll and other related costs of personnel engaged in research and development activities, (2) in-licensed patent rights fee of exclusive development rights of drugs granted to the Group, (3) costs related to preclinical testing of the Group’s technologies under development and clinical trials such as payments to contract research organizations (“CROs”), (4) costs to develop the product candidates, including raw materials and supplies related expenses, such as payments to contract manufacture organizations (“CMOs”), (5) other research and development expenses. Research and development expenses are charged to expense as incurred when these expenditures relate to the Group’s research and development services and have no alternative future uses. The conditions enabling capitalization of development costs as an asset have not yet been met and, therefore, all development expenditures are recognized in statements of comprehensive loss when incurred. Prepayment for research and development expenses that has not incurred are recognized as prepaid expenses in balance sheets.

(j)	Income Taxes

Deferred income taxes are provided using the asset and liability method. Under this method, deferred income taxes are recognized for net operating losses available for carry-forwards and temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to reduce the amount of deferred income tax assets if it is considered more likely than not that some portion of, or all of the deferred income tax assets will not be realized.

Income taxes are provided for in accordance with the laws and regulations applicable to the Group as enacted by the relevant tax authorities. The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than not to be sustained upon audit of the related tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Group records interest and penalties related to unrecognized tax benefits (if any) in general and administrative expenses.

(k)	Loss per Share

Basic loss per ordinary share is computed by dividing net loss attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period.

Diluted loss per ordinary share reflect the potential dilution that could occur if dilutive potential common shares were exercised or converted into ordinary shares. The Group has convertible preferred shares, warrants and stock options which could potentially dilute basic loss per share. The dilutive effect of convertible preferred shares is computed using the treasury stock method. Potential dilutive securities are not included in the calculation of diluted loss per share if the impact is anti-dilutive.

(l)	Share-based Compensation

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

(m)	Fair Value

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Group considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

Fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The level in the hierarchy within which the fair value measurement in its entirety falls is based upon the lowest level of input that is significant to the fair value measurement as follows:

●	Level 1-inputs are based upon unadjusted quoted prices for identical assets or liabilities traded in active markets.

●	Level 2-inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3-inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques.

The carrying amounts of cash, accrued expenses and other current liabilities, promissory notes and amount due to shareholders as of December 31, 2019 and 2018 approximate fair value because of the short maturity of these instruments.

(n)	Commitments and Contingencies

In the normal course of business, the Group is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, lawsuits, and non-income tax matters. An accrual for a loss contingency is recognized when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed.

(o)	Segment Reporting

In accordance with ASC 280, Segment Reporting, the Group’s chief operating decision maker, the Chief Executive Officer, reviews the consolidated results when making decisions about allocating resources and assessing performance of the Group as a whole and hence, the Group has only one reportable segment. The Group does not distinguish between markets or segments for the purpose of internal reporting. The geographic information of the Group’s long-lived assets which included property and equipment and intangible assets is as following.

	As of December 31,
	2019	2018
PRC	$286,582	$281,201
United States	4,890	1,466
Total long-lived assets	$291,472	$282,667

(p)	Concentration and risk

Concentration of suppliers

The following suppliers for the Group’s research and development activities accounted for 10% or more of research and development expenses for the years ended December 31, 2019 and 2018:

	Year Ended
	December 31,
	2019		2018
Supplier A	$3,266,991	27%	*	*
Supplier B	$1,854,128	15%	*	*
Supplier C	$1,507,130	12%	$4,601,128	18%
Supplier D	*	*	$11,278,667	45%
Supplier E	*	*	$3,500,000	14%

*	Represents less than 10% of research and development expenses for the years ended December 31, 2019 and 2018.

Concentration of license agreements

The Group’s most advanced drug candidates in its pipeline are in-licensed as disclosed in Note 11.

(q)	Foreign currency

Items included in the financial statements are measured using their functional currency, which is the currency of the primary economic environment in which the company operates. The accompanying financial statements are presented in United States Dollar (“USD”), which is the Company’s functional and presentational currency.

Foreign currency transactions are translated using the rate of exchange applicable at the date of the transaction. Foreign exchange gains and losses resulting from the settlement of such transactions and from the re-translation at the year-end of monetary assets and liabilities denominated in foreign currencies are recognized in the statements of comprehensive loss.

(r)	Recent accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases. ASU 2016-02 specifies the accounting for leases. For operating leases, ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. ASU 2016-02 is effective for public companies for annual reporting periods, and interim periods within those years beginning after December 15, 2018. For all other entities, it is effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. In April 2020, the FASB voted to defer the effective date for ASC 842, Leases (“ASC 842”) for private companies and certain not-for-profit entities (“NFPs”) for one year. For private companies and private NFPs, the leasing standard will be effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. Since the Company is an emerging growth company, ASC 842 would be effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Management does not plan to early adopt ASU 2016-02 or ASC 842 and is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance is effective for public business entities, certain not-for-profit entities, and certain employee benefit plans for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, ASU 2018-07 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. Management does not plan to early adopt ASU 2018-07 842 and is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13) (“ASU 2018-13”). ASU 2018-13 modifies certain disclosure requirements on fair value measurements, including (i) clarifying narrative disclosure regarding measurement uncertainty from the use of unobservable inputs, if those inputs reasonably could have been different as of the reporting date, (ii) adding certain quantitative disclosures, including (a) changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (b) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and (iii) removing certain fair value measurement disclosure requirements, including (a) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (b) the policy for timing of transfers between levels of the fair value hierarchy and (c) the valuation processes for Level 3 fair value measurements. The amendments in ASU 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective date. Management does not plan to early adopt this guidance and is currently evaluating the impact of adopting ASU No. 2018-13 on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The standard will become effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating whether it will early adopt. The guidance is not expected to have a material impact on the Company’s consolidated financial statements.

3.	CASH

The Company’s cash is deposited in financial institutions at below locations:

	December 31, 2019	December 31, 2018
Financial institutions in the mainland of the PRC
—Denominated in RMB	$220	$523

Financial institutions in the United States
—Denominated in USD	92,441	4,745,847

Total cash balances held at financial institutions	$92,661	$4,746,370

4.	INCOME TAXES

United States

The Company was incorporated in the British Virgin Islands on October 7, 2016 and was domesticated as a Delaware corporation on May 14, 2019. Xynomic Pharma, which was incorporated on August 24, 2016, in Wyoming and was redomesticated to Delaware on April 3, 2018. The Company and Xynomic Pharma are subject to statutory U.S. Federal corporate income tax at a rate of 21% and Delaware state income tax at a rate of 8.7% during the year ended December 31, 2019.

People’s Republic of China

Xynomic Nanjing, Xynomic Shanghai and Xynomic Zhongshan are all incorporated in the PRC and are subject to the statutory tax rate of 25% in accordance with the PRC Enterprise Income Tax Law (“EIT Law”).

The components of loss before income taxes are as follows:

	For the year ended December 31,
	2019	2018

U.S.	$(22,690,744)	$(27,038,779)
PRC	(2,413,091)	(1,548,845)
Total	$(25,103,835)	$(28,587,624)

Income tax benefits attributable to losses for operations consists of:

For the year ended December 31, 2019
Federal:
Current	$-
Deferred	4,840,625

Foreign:
Current	-
Deferred	581,785

State and local:
Current	-
Deferred	923,856

Increase in valuation allowance	(6,346,266)
Actual income tax benefit	$-

The actual income tax benefit reported in the consolidated statements of comprehensive loss differs from the respective amount computed by applying the U.S. Federal statutory income tax rate of 21% for the year ended December 31, 2019 and 2018 due to the following:

	For the year ended December 31,
	2019	2018

Computed “expected” income tax benefit	$6,195,661	$6,003,401
Non-deductible expenses
Entertainment	(744)	(498)
M&A expenses	(226,533)	(296,097)
Tax rate differential	122,728	61,881
Research and development credit adjustment	255,154	425,478
Increase in valuation allowance	(6,346,266)	(6,194,165)
Actual income tax benefit	$-	$-

The tax effects of the Group’s temporary differences that give rise to significant portions of the deferred income tax assets are as follows:

	As of December 31,
	2019	2018
Deferred income tax assets:
Tax loss carryforwards	$11,051,547	$6,760,111
Share-based compensation	1,694,866	-
Research and development credit carryforwards	861,559	538,580
Advertising cost	27,488	26,578
Less: valuation allowance	(13,635,460)	(7,325,269)
Total deferred income tax assets, net	$-	$-

The movements of the valuation allowance are as follows:

	For the year ended December 31,
	2019	2018

Balance at the beginning of the year	$7,325,269	$1,144,955
Additions	6,346,266	6,194,165
Foreign currency translation adjustment	(36,075)	(13,851)
Balance at the end of the year	$13,635,460	$7,325,269

As of December 31, 2019 and 2018, the valuation allowance of $13,635,460 and $7,325,269 was related to the deferred income tax assets of the Company and its subsidiaries. As of December 31, 2019 and 2018, management believes it is more likely than not that the Group will not realize the deferred income tax assets based on its historical losses and no foreseeable revenues. As a result, the Company has recorded a full valuation allowance on the deferred tax assets. As of December 31, 2019, $1,436,758 and $2,315,539 of tax loss carryforwards will expire by December 31, 2023 and 2024, respectively, if not used. The Company also has research and development credit carryforwards of $538,580 and $322,979 as of December 31, 2019 that will expire by December 31, 2038 and 2039, respectively. The Internal Revenue Code (“Code”) Sections 382 and 383 limits NOL and tax credit carry forwards when an ownership change of more than 50% of the value of the stock in a loss corporation occurs. Accordingly, the ability to utilize remaining NOL and tax credit carryforwards may be significantly restricted.

The Company and each of its PRC subsidiaries file income tax returns in the United States and the PRC, respectively. The Company is subject to U.S. federal income tax examination by tax authorities for tax years from 2016. According to the PRC Tax Administration and Collection Law, the statute of limitation is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitation is extended to five years under special circumstances where the underpayment of taxes is more than RMB100,000. In the case of transfer pricing issues, the statute of limitation is 10 years. There is no statute of limitation in the case of tax evasion. The income tax returns of the Company’s PRC subsidiaries for the years from 2017 are open to examination by the PRC tax authorities. The income tax returns of the Company’s U.S. entities for the years from 2017 are open to examination by the Internal Revenue Service (“IRS”).

5.	PREPAID EXPENSES

Prepaid expenses consist of the following:

	December 31, 2019	December 31, 2018

Prepaid research and development expenses	$242,959	$207,988
Prepaid rental expenses	73,173	66,371
Prepaid deposit	13,622	-
Others	318	3,391
Total prepaid expenses	$330,072	$277,750

6.	OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following:

	December 31, 2019	December 31, 2018

VAT input tax	$136,178	$52,762
Prepaid insurance	77,797	93,075
Prepayment for equipment	289	-
Deposits	9,048	9,339
Total other non-current assets	$223,312	$155,176

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31, 2019	December 31, 2018

Research and development expense-Contract Research Organizations	$13,577,405	$10,304,750
Research and development expense-Contract Manufacture Organizations	3,713,198	1,874,956
License fee payable	1,000,000	1,000,000
Professional fee	1,190,546	824,360
Consulting fees	853,317	-
Payroll and social insurance	229,196	147,692
Payables for equipment	22,349	-
Payable for leasehold improvement	102,859	110,736
Short-term debt	78,946	-
Employee loan	21,531	-
Others	94,213	144,767
Total accrued expenses and other current liabilities	$20,883,560	$14,407,261

8.	REDEEMABLE CONVERTIBLE PREFERRED SHARES

Redeemable convertible preferred shares were issued by Xynomic Pharma before the Closing and consist of the following:

	Angel Preferred Shares	Series A-1 Preferred Shares	Series B Preferred Shares
Balance as of December 31, 2017	$537,274	$4,542,389	$-
Issuance	-	-	17,000,000
Discount due to beneficial conversion feature	-	-	(17,000,000)
Redemption value accretion	42,982	363,391	2,424,712
Balance as of December 31, 2018	$580,256	$4,905,780	$2,424,712
Redemption value accretion	11,117	93,984	1,592,877
Conversion to common shares	(591,373)	(4,999,764)	(4,017,589)
Balance as of December 31, 2019	$-	$-	$-

Angel Preferred Shares and Series A-1 Preferred Shares

In January, 2017, 24,435,379 Redeemable Convertible Angel Preferred Shares (“Angel Preferred Shares”) were issued to the founder of Xynomic Pharma, Yinglin Mark Xu, for consideration of $500,000.

In February, 2017, Xynomic Pharma  entered into a Preferred Share Purchase Agreement (“SPA”) with certain investors, pursuant to which 12,147,500 Redeemable Convertible Series A-1 Preferred Shares (“Series A-1 Preferred Shares”) were issued for consideration of $4,300,000.

Xynomic Pharma has classified the Angel Preferred Shares and the Series A-1 Preferred Shares (collectively “Preferred Shares”) as mezzanine equity in the consolidated balance sheets since they are contingently redeemable at the option of the holders or upon the occurrence of an event that is not solely within the control of Xynomic Pharma .

Xynomic Pharma has determined that conversion and redemption features embedded in the Preferred Shares are not required to be bifurcated and accounted for as a derivative, as the economic characteristics and risks of the embedded conversion and redemption features are clearly and closely related to that of the Preferred Shares. The Preferred Shares are not readily convertible into cash as there is not a market mechanism in place for trading of Xynomic Pharma’s shares.

Xynomic Pharma has determined that there was no beneficial conversion feature attributable to any of the Preferred Shares because the initial effective conversion prices of these Preferred Shares were higher than the fair value of Xynomic Pharma’s ordinary shares at the relevant commitment dates.

In addition, the carrying values of the Preferred Shares are accreted from the share issuance dates to the redemption value on the earliest redemption dates. The accretions are recorded against retained earnings, or in the absence of retained earnings, by charges against additional paid-in capital. Once additional paid-in capital has been exhausted, additional charges are recorded by increasing the accumulated deficit.

The rights, preferences and privileges of the Preferred Shares were as follows:

Redemption Rights

Each holder of the outstanding Preferred Shares may require that Xynomic  Pharma redeem all or part of the Preferred Shares held by such holder, if (a) Xynomic Pharma  is unable to obtain exclusive global rights of Abexinostat from AbbVie Inc. (or from Pharmacyclics LLC) by April 30, 2017; (b) there is any material breach by any of Xynomic Pharma or by any direct or indirect owners of the ordinary shares of any of their representations, warranties, covenants or other obligations, and such breach has not been cured by the breach party to the satisfaction of such preferred shareholder and the losses (if any) of such preferred shareholder resulting from such breach has not been indemnified within thirty days after receipt of notice from such preferred shareholder; (c) any other class or series of equity securities of Xynomic Pharma becomes redeemable; or (d) the date that any material adverse change in the regulatory environment that will cause the structure of Xynomic Pharma to be in contravention with any applicable laws.

The redemption value is an amount equal to 100% of the Preferred Shares plus 8% compound interest per annum and accrued but unpaid dividends. Xynomic Pharma recognizes the redemption value by using redemption price of $500,000 and $4,300,000 respectively plus 8% compound interest for the period from the date on which Xynomic Pharma receives the preferred shares issuance price to each balance sheet date and accretes changes in the redemption value. Changes in the redemption value are considered to be changes in accounting estimates.

Conversion Right

Each Preferred Share is convertible, at the option of the holder, at any time after the date of issuance of such Preferred Shares according to a conversion ratio, subject to adjustments for dilution, including but not limited to share splits, share combination, share dividends and distribution and certain other events. Each Preferred Share is convertible into a number of ordinary shares determined by dividing the applicable original issuance price by the conversion price. As of December 31, 2019 and 2018, the conversion price of each Preferred Share is the same as its original issuance price, no adjustments to conversion price have occurred, and each Preferred Share is convertible into one ordinary share.

Each Preferred Share shall automatically be converted into ordinary shares, at the then applicable preferred share conversion price upon (i) Qualified M&A or Qualified Initial Public Offering (“Qualified IPO”) or (ii) written consent of the holders of at least 20% of the voting power of then outstanding Preferred Shares.

Dividends rights

Preferred Shares holders are entitled to receive dividends at the rate of 8% of the original issuance price. Xynomic Pharma  is not obliged to pay such dividends to Preferred Shares holders until a liquidation, winding up or a deemed liquidation event of Xynomic Pharma  takes place. The deemed liquidation event represents any sale of shares, merger, consolidation or other similar transaction involving Xynomic Pharma in which its shareholders do not retain a majority of the voting power in the surviving Xynomic Pharma, the exclusive, irrevocable licensing of all or substantially all Xynomic Pharma’s intellectual property to a third party, or a sale of all or substantially all Xynomic Pharma’s assets.

Liquidation Rights

At the time of the liquidation, dissolution or winding up (as the case may be), the holder(s) of the Preferred Shares shall be entitled to receive in preference to the holders of ordinary Shares, a liquidation preference per Preferred Share equivalent to 1.4 times the sum of the original issuance price and any accrued and unpaid dividends.

Series B Preferred Shares

On June 4, 2018, Xynomic Pharma entered into a share purchase agreement with certain investors, pursuant to which a total of 5,281,101 Redeemable Convertible Series B Preferred Shares (“Series B Preferred Shares”) were to be issued for an aggregated cash consideration of $17,000,000. On August 16, 2018, the Series B Preferred Shares were issued and $17,000,000 was received, including the conversion of convertible notes of $2.5 million.

The rights, preferences and privileges of the Series B Preferred Shares are as follows:

Redemption Rights

Unless prohibited by Delaware law governing distributions to stockholders, at any time after the earlier of (i) the fifth anniversary of the Series B Preferred Shares original issue date; (ii) occurrence of any material breach of any transaction documents by the corporation or the founder or (iii) the redemption request by the holder of Series A-1 Preferred Shares, each share of Series B Preferred Shares shall be redeemable at the option of each holder of the Series B Preferred Stock, out of funds legally available therefor, at a redemption price per share that equals the sum of (A) 100% of the original issue price per share for Series B Preferred Shares, (B) an amount that would accrue on the original issue price for Series B Preferred Shares at a rate of 12% per annum, for each year such Series B Preferred Shares was outstanding measured from the Series B original issue date, and (C) all the accrued but unpaid dividends on such Series B Preferred Shares.

Conversion Right

Each preferred share is convertible, at the option of the holder, at any time after the date of issuance of such preferred shares according to a conversion ratio, subject to adjustments for dilution, including but not limited to share splits, share combination, share dividends and distribution and certain other events. Each preferred share is convertible into a number of ordinary shares determined by dividing the applicable original issuance price by the conversion price. The conversion price of each preferred share is the same as its original issuance price and no adjustments to conversion price have occurred, and each Series B Preferred Share is convertible into one ordinary share.

Each preferred share shall automatically be converted into ordinary shares, at the then applicable preferred share conversion price upon (a) the closing of the sale of shares of Common Stock to the public at a pre-offering valuation of at least $400,000,000, in a Qualified Initial Public Offering (“Qualified IPO”), or (b) (ii) written consent of the holders of at least 66% of the voting power of then outstanding preferred shares.

Dividends rights

Preferred shares holders are entitled to receive dividends at the rate of 6% of the original issue price. Xynomic Pharma is not obliged to pay such dividends to preferred shares holders until a liquidation, winding up or a deemed liquidation event of Xynomic Pharma takes place. The deemed liquidation event represents any sale of shares, merger, consolidation or other similar transaction involving Xynomic Pharma in which its shareholders do not retain a majority of the voting power in the surviving company, the exclusive, irrevocable licensing of all or substantially all Xynomic Pharma’s intellectual property to a third party, or a sale of all or substantially all Xynomic Pharma’s assets.

Liquidation Rights

At the time of the liquidation, dissolution or winding up, the holders of the preferred shares shall be entitled to receive in preference to the holders of ordinary shares, a liquidation preference per preferred share equivalent to 1.4 times the sum of the original issuance price and any accrued and unpaid dividends.

Xynomic Pharma has classified the Series B Preferred Shares as mezzanine equity in the consolidated balance sheets since they are contingently redeemable at the option of the holders or upon the occurrence of an event that is not solely within the control of Xynomic Pharma.

Xynomic Pharma has determined that there was a beneficial conversion feature attributable to Series B Preferred Shares, as the initial effective conversion price of the Series B Preferred Shares ($3.22 per share) was lower than the fair value of the ordinary shares at the commitment date ($8.70 per share). The intrinsic value of the beneficial conversion feature, $28,940,433, was greater than the proceeds allocated to the Series B Preferred Shares, $17,000,000. The amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the Series B Preferred Shares, which was $17,000,000. The intrinsic value of the beneficial conversion feature was recorded as additional paid-in capital with a corresponding discount against Series B Preferred Shares issued, which resulted in an initial carrying amount of zero.

Xynomic Pharma accretes changes in the redemption value over the period from the date of issuance to the earliest redemption date of the security using the interest method. As the initial carrying amount of Series B Preferred Shares is zero, Xynomic Pharma amortizes the discount using the straight-line method. The accretion is recorded against retained earnings, or in the absence of retained earnings, by charges against additional paid-in capital. Once additional paid-in capital has been exhausted, additional charges are recorded by increasing the accumulated deficit.

At the Closing, all of the 40,863,980 outstanding redeemable convertible preferred shares were converted into 34,695,395 common shares of the Company at a conversion ratio of 0.849, same as the other common exchanges upon the merger.

9.	SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 50,000,000 of preferred shares with $0.0001 par value per share as of December 31, 2019. Before the re-domestication, the Company was authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. Upon the re-domestication of the Company, it amended the Charter and the authorized preferred shares to 50,000,000 of preferred shares with $0.0001 par value. At December 31, 2019, the Company had no preferred shares designated, issued or outstanding.

Common Stock — The Company is authorized to issue 200,000,000 common stocks with $0.0001 par value per share. Holders of the Company’s common stocks are entitled to one vote for each share.

From January 1, 2019 to the Closing of the Business Combination, the Company’s shareholders holding 6,023,689 public shares exercised their right to redeem such public shares for a pro rata portion of the Trust Account. The Company paid cash in the aggregate amount of $64,071,618, or approximately $10.54 per share, to redeeming shareholders.

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

At the Closing, the Company issued 8,165,377 common shares to holders of Xynomic Pharma’s ordinary shares to exchange for 9,617,121 outstanding common shares of Xynomic Pharma and 34,695,395 common shares to holders of Xynomic Pharma’s 40,863,980 convertible preferred shares as the Merger Consideration Shares.

	Shares	Amount
Remove Xynomic Pharma’s outstanding common shares	(9,617,121)	(961)
Issuance of the Company common shares	8,165,377	817

At the same time, the Company issued 755,873 common shares as the Backstop Shares to Yinglin Mark XU and Bison Capital for a consideration of $7,672,111, which consisted of $4,971,358 cash consideration from Mark Yinglin XU, conversion of $2,560,753 loans Mark Yinglin XU made to Xynomic Pharma, and conversion of $140,000 loans Bison Capital made to the company based on a conversion price of $10.15.

At the Closing, Bison Capital converted the promissory notes of $500,000 into 50,000 common shares of the Company, and the Right attached to the notes into 5,000 common shares of the Company.

As of December 31, 2019, there were 46,273,846 shares of common stock issued and outstanding.

Warrants — The Company issued warrants in its Initial Public Offering (“Public Warrants”) and Private Placement (“Private Warrants”) in June 2017. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. Each whole Public Warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per share. The Public Warrants will become exercisable upon the consummation of a Business Combination. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Public Warrants is not effective within 120 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

No warrant was exercised since issuance and there was 3,259,779 warrants outstanding as of December 31, 2019.

10.	LOSS PER SHARE

Basic and diluted net loss per share for each of the years presented are calculated as follow:

	Year Ended December 31,
	2019	2018
Numerator:
Net loss attributable to ordinary shareholders	$(26,801,813)	$(31,418,709)
Denominator:
Weighted average number of ordinary shares-basic and diluted	32,283,340	8,165,377 [1]
Net loss per share-basic and diluted	$(0.83)	$(3.85)

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

[1]	The historically issued and outstanding Xynomic Pharma’s ordinary shares have been re-casted to retrospectively reflect the number of ordinary shares issued in the Merger in all periods presented. The weighted average number of ordinary shares-basic and diluted were adjusted retrospectively from 9,617,121 to 8,165,377.

As a result of the Group’s net loss for the years ended December 31, 2019 and 2018, preferred shares, warrants and options outstanding in the respective periods were excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

11.	LICENSES ARRANGEMENT

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

Under the terms of the agreement, the Group made 1st milestone payment of $3.5 million in 2018 to Pharmacyclics which were recorded as research and development expenses in 2018. In addition, the Group is obligated to pay the following development and regulatory milestone payments: 1) 2nd milestone payment of $6,500,000 upon regulatory approval for the first indication for a licensed product in China or in the United States; 2) 3rd milestone payment of $4,000,000 upon regulatory approval for the second indication for a licensed product in China or in the United States.

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

The Group is obligated to pay the following development and regulatory milestone payments: 1) 1st milestone payment of $ 1,700,000 upon first dosing of a patient in Phase I Clinical Trial in the US or China; 2) 2nd milestone payment of $ 4,000,000 upon first dosing of a patient in a pivotal Phase III Clinical Trial in the first indication in the US or China; 3) 3rd milestone payment of $2,000,000 upon first dosing of a patient in a pivotal Phase III Clinical Trial in a second indication in the US or China; 4) 4th milestone payment of $ 7,000,000 upon the grant of the first marketing authorization of the first indication in the US; 5) 5th milestone payment of $3,000,000 upon the grant of the first marketing authorization of the first indication in China.

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

Under the terms of the agreement, as of December 31, 2019 the Group was obligated to make upfront payments to BII totaling $1 million which was recorded as a research and development expense for the year ended December 31, 2018 and was included in accrued expenses and other current liabilities as of December 31, 2018 and 2019. In addition, the Group is obligated to pay the following development and regulatory milestone payments: 1) 1st milestone payment of $7,000,000 upon first dosing of a patient in Phase II or Phase III Clinical Trial in the first indication either of which is intended to be a pivotal trial; 2) 2nd milestone payment of $10,000,000 upon the grant of the first Marketing Authorization of the first indication.

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

The Group has the right to terminate this agreement by providing BII with written notice.

12.	COMMITMENTS AND CONTINGENCIES

(a)	Lease commitments

The Group entered into non-cancelable operating leases, primarily for office space, for initial terms of 12 to 36 months. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease.

Future minimum lease payments under non-cancelable operating leases with remaining lease terms in excess of one year as of December 31, 2019 are:

Minimum Lease Payment Amount
Year ending December 31, 2019,
2020	$257,465
2021	243,966
2022	81,990
2023	42,608
2024	43,886
After 2024	18,705
$688,620

Rental expenses for operating leases for the years ended December 31, 2019 and 2018 were $283,588 and $139,043, respectively.

(b)	Registration Rights

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

The Company agrees to use commercially reasonable efforts to effect the registration and sale of such Registrable Securities in accordance with the registration rights described above as expeditiously as practicable. In addition, the Company agrees, upon the request of the Backstop Investor, to use reasonable best efforts to cause registration with respect to the Backstop Shares to be declared effective no later than one-hundred and eighty (180) days following the Closing Date. As of the date hereof, the Backstop Investor has not requested to register the resales of such Backstop Shares.

(c)	Other commitments

The Company has entered into certain licensing agreements for products currently under development. The Company may be obligated in future periods to make additional payments, which would become due and payable only upon the achievement of certain research and development, regulatory, and approval milestones. The specific timing of such milestones cannot be predicted and depend upon future discretionary research and clinical developments, as well as, regulatory agency actions. Further, under the terms of certain agreements the Company may be obligated to pay commercial milestones contingent upon the realization of sales revenues and sublicense revenues. Due to the long range nature of such commercial milestones, they are neither probable at this time nor predictable, and consequently are not considered contingent milestone payment amounts (See Note 11).

The Company is involved in various claims and legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters would not have a material adverse impact on the financial position of the Company or the results of its operations.

In the normal course of business, the Company enters into contracts in which it makes representations and warranties regarding the performance of its services and that its services will not infringe on third party intellectual rights. There have been no significant events related to such representations and warranties in which the Company believes the outcome could result in losses or penalties in the future.

(d)	Legal contingencies

On July 12, 2019, one of the Contract Research Organizations (the “Plaintiff”) of Xynomic Pharma filed a complaint in the Complex Commercial Litigation Division of the Superior Court of the State of Delaware against Xynonmic Pharma for breach of a contract under which Xynomic Pharma engaged the Plaintiff to provide services relating to drug development research, and Xynomic Pharma allegedly failed to pay the amount due to the Plaintiff for the services performed. The Plaintiff seeks $6,992,068 from Xynomic Pharma, plus interest at the contract rate of 1% per month. Xynomic Pharma responded to the complaint on August 19, 2019. On October 31, 2019, the Plaintiff filed Amended Complaint and seeks an updated amount of $7,617,316.60 from Xynomic Pharma, plus interest at the contract rate of 1% per month. Xynomic Pharma respond to the Amendeded Complaint on November 22, 2019. On December 23, 2019, the Plaintiff filed a motion for partial summary judgment for $5,539,201.80 plus pre-judgment and post-judgment interest thereon at the contract rate of 1% per month. On January 24, 2020 Xynomic Pharma responded to this motion for partial summary judgment and asked the Superior Court of the State of Delaware to dismiss this case based on the requirement to resolve any dispute using arbitration first per the Master Services Agreement entered into between Xynomic Pharma and the Plaintiff. On February 21, 2020, the Plaintiff filed a Reply Brief in further support of its motion for partial summary judgment and opposition to Xynomic Pharma’s cross-motion for summary judgment. On March 9, 2020, Xynomic submitted its reply brief on its Cross-motion for Summary Judgment. On May 7, 2020, a telephonic hearing was held before Judge on the cross-motions for summary judgment. At the hearing, the Judge found that the parties should engage in mediation, pursuant to the contract. Mediation is scheduled for May 29, 2020.

As of December 31, 2019, Xynomic Pharma had $8,443,746 payable to the Plaintiff which was included in accrued expenses and other current liabilities (see Note 7), including $698,022 accrued interest according to the contract.

13.	RELATED PARTY TRANSACTIONS

(a)	Amount due to shareholders

i)	Payable due to a shareholder

For the years ended December 31, 2019 and 2018, Yinglin Mark Xu, the founder and CEO of Xynomic Pharma, advanced $2,303,308 and $1,407,054, respectively, to Xynomic Pharma to fund its operations. During the year ended December 31, 2019, the Group repaid $130,059 to Yinglin Mark Xu.

At the Closing date, the amount due to Yingling Mark XU was $2,560,754 and was fully converted to be part of the consideration to purchase the total 755,873 Backstop Shares.

As of December 31, 2019 and 2018, the amount due to Yinglin Mark XU was $1,631,247 and $2,008,936, respectively, which was included in amount due to shareholders and due on demand.

ii)	Services purchased from a company affiliated with a shareholder

Eigenbridge, Inc., a company affiliated with Yong Cui, one of Xynomic Pharma’s shareholders and Former Vice President of Chemistry, Manufacturing and Controls, entered into a contractor agreement with Xynomic Pharma on February 26, 2017. Pursuant to the agreement, Eigenbridge, Inc., provided specialized advisory services to Xynomic Pharma. Xynomic Pharma recognized general and administrative of $25,908 and $246,092 for the years ended December 31, 2019 and 2018, respectively. The amount due to Eigenbridge, Inc., were $0 and $80,640 as of December 31, 2019 and 2018, respectively, which was included in amount due to shareholders.

iii)	Advances from and interest payable to a shareholder

On May 2, 2018, as one of the potential investors of Series B financing, Zhongshan Bison Healthcare Investment Limited (Limited Partnership) (“Zhongshan Bison”) entered into a loan agreement with Xynomic Pharmaceuticals (Nanjing) Co., Ltd. (“Xynomic Nanjing”). On May 13, 2018, Zhongshan Bison made an advance of RMB9,435,000 (equivalent to $1,425,959) to fund the operations and business development of Xynomic Nanjing. Zhongshan Bison is entitled to withdraw the advance within 5 business days after Zhongshan Bison paid the first investment of Series B financing, or if current shareholders and investors fail to subscribe shares of the Series B financing within 6 months.

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

On August 23, 2018, Xynomic Nanjing repaid RMB1,800,000 (equivalent to $262,743) of the advance from Zhongshan Bison. As of December 31, 2018, the advance from Zhongshan Bison was $1,112,455, which was included in amount due to shareholders.

On January 21, 2019, Xynomic Nanjing repaid RMB5,064,000 (equivalent to $733,471) of the advance from Zhongshan Bison. On February 20, 2019, Zhongshan Bison agreed to extend the due date of the remaining advance of RMB2,571,000 ($383,097) and all accrued interest to April 15, 2019. On April 12, 2019, Zhongshan Bison agreed to further extend the due date of the remaining advance of RMB2,571,000 ($360,286) and all accrued interest to June 30, 2019. On June 30, 2019, the due date was further extended to September 15, 2019, and on September 30, 2019, the due date was extended to December 15, 2019. On May 20, 2020, the due date was further extended to July 15, 2020. The remaining balance of principal and interest totaling $467,451 was included in amount due to shareholders as of December 31, 2019.

Xynomic Nanjing accrued interest expense of $67,801 and $32,874 for the advance from Zhongshan Bison for the years ended December 31, 2019 and 2018, respectively. The interest payable to Zhongshan Bison was $98,415 and $31,697 as of December 31, 2019 and 2018, respectively, which was included in amount due to shareholders.

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

In February 2019, $100,000 of loans from Bison Capital were converted into convertible promissory loans and is included in the $500,000 outstanding amount noted above. In addition, as of December 31, 2019, Bison Capital has loaned the Company an aggregate amount of $444,900 in order to finance transaction costs in connection with the Business Combination. The loan is non-interest bearing, unsecured and due to be paid on the consummation of a Business Combination.

At the Closing, Bison Capital converted the $500,000 convertible promissory note to 50,000 common shares of the Company, and converted the Right attached to it into 5,000 common shares of the Company.

At December 31, 2019, an aggregate of $404,900 is owed by the Company to Bison Capital pursuant to the above loans and due on demand.

(b)	Service purchased from a shareholder

In June 2017, the Group paid $295,021 to Bridge Pharm International Inc., one of the Company’s shareholders, pursuant to 20 months services agreement. Under the agreement, Bridge Pharm International Inc. provides consulting service, including business development, screening and selection of contract research organizations and contract manufacturing organizations and scouting and references of key scientific and managerial personnel to the Group. The Company recognized general and administrative of $0 and $116,244 for the years ended December 31, 2019 and 2018, respectively. The balance related to the Bridge Pharm International Inc. was nil as of December 31, 2019 and 2018.

(c)	Administrative Services Arrangement

Bison Capital entered into an agreement whereby, commencing on June 19, 2017 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company will pay Bison Capital $5,000 per month for these services. For the year ended December 31, 2019, the Company incurred $22,500 in fees for these services. At December 31, 2019, $114,180 administrative fees are included in amount due to shareholders in the balance sheets and are due on demand. The service was terminated upon the Business Combination.

(d)	Short-term loan from a company affiliated with a shareholder

In April 2018, Xynomic Nanjing entered into a short-term loan agreement with Shanghai Jingshu Venture Capital Center (“Shanghai Jingshu”), one of the potential investors of Series B financing and an entity affiliated with Infinite Fortune Limited, one of the Company’s shareholders, to obtain an interest-free loan of RMB6,000,000 (equivalent to $906,810) to fund its operations and business development before receiving the investment of Series B financing. The Company is required to return the short-term loan within the earliest of (a) 183 days; or (b) 20 business days after receiving the Shanghai Jingshu’s investment consideration for Series B Preferred Shares. In August 2018, Xynomic Nanjing has fully repaid the loan.

14.	SHARE-BASED COMPENSATION

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

As of December 31, 2019, 7,795,231 awards remain available for future grants under the Company’s Incentive Plan, respectively.

Under the 2018 Plan, Xynomic Pharma granted options to purchase 1,405,298 ordinary shares of it with the below vesting schedule on January 21, 2019, of which 986,046 were converted into options to purchase 837,199 common shares of the Company at the Closing, and 419,252 were forfeited before the Closing:

-	Granted to three employees (619,252 shares, 200,000 of which were then converted into 169,810 shares; 419,252 were forfeited before the Closing): 25% of the options is to be vested on certain agreed date, and 1/48 of the options to be vested each month thereafter.

-	Granted to a non-employee (786,046 shares, then converted into 667,389 shares): 25% of the options is to be vested on August 31, 2019, and 1/48 of the options to be vested each month thereafter, subject to an acceleration vesting schedule that 75% is to be issued upon completion of Xynomic Pharma’s merger with Bison Capital Acquisition Corp, and 25% to be issued in one year after the closing of the merger. The cost of the share options granted to the non-employee was fully recognized at the grant date, as no substantive future services are required.

Under the Incentive Plan, the Company granted to an employee options to purchase 276,000 common shares of the Company on September 16, 2019 with the vesting schedule of: 40% of the options to be vested on October 1, 2019, and 20% of the options to be vested each October 1 thereafter.

Summary of Share Option Activities

The following tables summarize the Company’s share option activities for the year ended December 31, 2019:

		Weighted	Weighted
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
Granted to Employee	shares	price	years	value

Outstanding at January 1, 2019	-	$-		$-

Granted	445,810	4.86

Forfeited	(63,679)	1.18

Outstanding at December 31, 2019	382,131	$5.47	9.53	$1,001,166
Exercisable as of December 31, 2019	131,626	$3.58	9.61	$376,896

		Weighted	Weighted
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
Granted to Non-employee	shares	price	years	value

Outstanding at January 1, 2019	-	$-		$-

Granted	667,389	0.12

Forfeited	-	-

Outstanding at December 31, 2019	667,389	$0.12	9.07	$7,437,915
Exercisable as of December 31, 2019	500,542	$0.12	9.07	$5,578,436

No options were exercised during the year ended December 31, 2019.

Management is responsible for determining the fair value of options granted to employees and non-employees and considered a number of factors including valuations. The Company’s share-based compensation cost is measured at the fair value of the options as calculated under the binomial models.

Assumptions used in the option-pricing model for 2019 options are presented below:

	January 2019	September 2019
Risk-free interest rate	2.77%	1.70%
Expected term	10 years	5.62 years
Volatility rate	36.1%	36.1%
Dividend yield	0%	0%
Exercise multiple	2.8	N/A
Fair value of underlying ordinary share	$9.56	$4.04

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

The grant date weighted average fair value of the share options granted in January 2019 was $10.37 and the grant date fair value of the share options granted in September 2019 was $1.47. Compensation expense of $8,070,789 were recognized in general and administrative relating to the options for the year ended December 31, 2019.

As of December 31, 2019, there was $368,292 unrecognized compensation expenses related to non-vested options.

15.	SUBSEQUENT EVENT

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify subsequent events that would have required adjustment or disclosure in the consolidated financial statements except for events described below:

On January 30, 2020, one of the Contract Research Organizations (the “Plaintiff 2”) filed a Demand for Arbitration with the International Centre for Dispute Resolution (ICDR), a division of the American Arbitration Association (AAA). This Demand for Arbitration is related to unpaid invoices addressed to Xynomic Pharma totaling approximately $1.9 million. Xynomic Pharma responded to this Demand for Arbitration on February 17, 2020. On March 31, 2020, Plaintiff 2 proposed a settlement amount of $1,228,826 with Xynomic Pharma. As of December 31, 2019, Xynomic Pharma had $ 1,982,289 payable to the Plaintiff 2 which was included in accrued expenses and other current liabilities (see Note 7).

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States and world. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving. The spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus, especially when congregating in populated areas, such as office buildings and hospitals. The Company’s corporate headquarters and operations are located in Shanghai and Beijing, China and City of San Diego, California, U.S., where any outbreak of contagious diseases and other adverse public health developments could be materially adverse on the Company’s business operations. In response to the highly contagious and sometimes fatal coronavirus inflicting thousands of people in China and the United States, the local government has imposed travel restrictions and quarantines/stay-at-home order to help control the spread of COVID-19.

COVID-19 is having a significant effect on overall economic conditions in the United States and the world. The Company is taking all precautionary measures as directed by health authorities and local and national governments. The Company continues to monitor the outbreak of COVID-19 and other closures, or closures for a longer period of time, may be required to help ensure the health and safety of our employees and co-workers. COVID-19 has, and may continue to have, an effect on our research actives and clinical trial processes, as well as global travel. Given the dynamic nature of these circumstances, the duration of business disruption, the impact on our results of operations, financial position and liquidity cannot be reasonably estimated but is expected impact our business for the first quarter and full year of Fiscal 2020.

In March, 2020, Xynomic Pharma received a deposit in the amount of RMB24,000,000 (approximately $3.44 million) under a non-binding letter of intent (the “LOI”) that Xynomic Pharma entered into with a pharmaceuticals company in China on January 17, 2020. Pursuant to the LOI, the parties will collaborate on the marketing and sales, in China, of certain drugs within Xynomic Pharma’s pipeline. In addition, the other party will make equity investment in Xynomic Pharma upon the parties entering into definitive marketing and sales agreements. The deposit is restricted for the purpose of the LOI. If the parties reach agreements, the deposit will be used towards the investment from the other party. If the parties fail to reach definitive agreements before the expiration of the LOI which is 180 days from the date of the LOI, the deposit will be refunded within 7 business days upon request.

On April 30, 2020, Xynomic Pharma entered into a Promissory Note dated April 30, 2020 (the “PPP Note”) with Customers Bank as the lender (the “Lender”), pursuant to which the Lender agreed to make a loan to Xynomic Pharma under the Paycheck Protection Program (the “PPP Loan”) offered by the U.S. Small Business Administration (the “SBA”) in a principal amount of $177,700 pursuant to Title 1 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).

The PPP Loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt. The amount that may be forgiven will be calculated in part with reference to Xynomic Pharma’s full time headcount during the eight week period following the funding of the PPP Loan.

The interest rate on the PPP Note is a fixed rate of 1% per annum. To the extent that the amounts owed under the PPP Loan, or a portion of them, are not forgiven, Xynomic Pharma will be required to make principal and interest payments in monthly installments beginning seven months from May 2020. The PPP Note matures in two years.

The PPP Note includes events of default. Upon the occurrence of an event of default, the Lender will have the right to exercise remedies against Xynomic Pharma, including the right to require immediate payment of all amounts due under the PPP Note.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 29, 2020

XYNOMIC PHARMACEUTICALS HOLDINGS, INC.

By:	/s/ Yinglin Mark Xu
Name:	Yinglin Mark Xu
Title:	President, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yinglin Mark Xu	President, Chairman, Chief Executive Officer	May 29, 2020
Yinglin Mark Xu	(Principal Executive Officer)

/s/ Jinwei Coco Kou	Chief Financial Officer and the Chief Accounting Officer	May 29, 2020
Jinwei Coco Kou	(Principal Financial and Accounting Officer)

	Director	May 29, 2020
Tingzhi Qian

/s/ Charles Vincent Prizzi	Director	May 29, 2020
Charles Vincent Prizzi

/s/ Thomas Folinsbee	Director	May 29, 2020
Thomas Folinsbee

/s/ Richard Peidong Wu	Director	May 29, 2020
Richard Peidong Wu

/s/ Adam Inglis	Director	May 29, 2020
Adam Inglis

/s/ Jiayuan James Tong	Chief Strategy Officer and Director	May 29, 2020
Jiayuan James Tong